Form 10-Q
period 1996-09-30
XLCONNECT SOLUTIONS INC
filed 1996-12-02
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED September 30, 1996.

                                           OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM         TO          .
                                               -------      -------




        Commission file number 0-28892
                               -------

                           XLConnect Solutions, Inc.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                        23-2832796
-------------------------------                        ------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification No.)

                    411 Eagleview Boulevard, Exton, PA   19341
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (610) 458-5500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes     No X
                                 ---    ---

   (Registrant became subject to the filing requirements on October 16, 1996)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,655,000 shares of Common Stock, par value $0.01 per share were outstanding at November 27, 1996.

                   XLCONNECT SOLUTIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1.   Combined Financial Statements

          Combined Balance Sheets
                September 30, 1996 and December 31, 1995                     3

          Combined Statements of Operations
                Three and Nine Months Ended September 30, 1996
                and 1995                                                     4

          Combined Statements of Cash Flows
                Nine Months Ended September 30, 1996
                and 1995                                                     5

                Notes to Combined Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports Filed on Form 8-K                            15


SIGNATURES                                                                  16

                            XLCONNECT SOLUTIONS, INC.
                             Combined Balance Sheets
                    (In thousands, except share-related data)



                                                                              September 30,  December 31,
                                                                                  1996           1995
                                                                              ------------   ------------
                                                                               (unaudited)
ASSETS
Current assets:
    Cash                                                                         $  --          $  --
    Trade accounts receivable, less allowance of $839 at September 30, 1996
      and $710 at December 31, 1995                                               23,056         18,460
    Deferred tax asset                                                             1,285          2,210
    Prepayments and other current assets                                           2,022            219
                                                                                 -------        -------
         Total current assets                                                     26,363         20,889

Property and equipment, net of accumulated depreciation                            4,928          4,389
Intangible assets, net of accumulated amortization                                27,369         28,456
Other long-term assets                                                               620            739
                                                                                 -------        -------
Total assets                                                                     $59,280        $54,473
                                                                                 =======        =======


LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
    Current portion of long-term debt                                            $    51        $   113
    Accounts payable                                                               2,690          2,705
    Accrued expenses                                                               5,528          5,525
    Deferred income and other                                                      1,217          1,444
                                                                                 -------        -------
         Total current liabilities                                                 9,486          9,787
                                                                                 -------        -------

Long-term liabilities:
    Long-term debt                                                                    34            101
    Due to parent                                                                 42,913         39,455
                                                                                 -------        -------
         Total liabilities                                                        52,433         49,343
                                                                                 -------        -------

Commitments and contingencies (Notes 4, 6 and 8)

Shareholder's equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding as of September 30, 1996
      and December 31, 1995                                                         --             --
    Common stock, $.01 par value, 100,000,000 shares authorized; 13,325,000 shares issued and outstanding as of September 30, 1996
      and no shares issued and outstanding as of  December 31, 1995                  133           --
    Additional paid-in capital                                                     4,997           --
    Retained earnings                                                              1,717           --
    Shareholder's net investment                                                    --            5,130
                                                                                 -------        -------
         Total shareholder's equity                                                6,847          5,130
                                                                                 -------        -------
Total liabilities and shareholder's equity                                       $59,280        $54,473
                                                                                 =======        =======


            See accompanying notes to unaudited financial statements

                            XLCONNECT SOLUTIONS, INC.
                        Combined Statements of Operations
                      (In thousands, except per share data)
                                   (unaudited)



                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                    ---------------------------        ---------------------------
                                                       1996            1995               1996            1995
                                                    -----------     -----------        -----------     -----------
Revenues                                            $    31,644     $    21,019        $    83,645     $    57,628
Cost of revenues                                         21,905          15,093             58,279          41,003
                                                    -----------     -----------        -----------     -----------
Gross profit                                              9,739           5,926             25,366          16,625

Operating expenses:
    Selling and marketing                                 2,360             888              5,867           2,915
    General and administrative                            3,750           2,657              8,963           6,638
    Depreciation and amortization                         1,080             895              3,572           2,006
                                                    -----------     -----------        -----------     -----------
                                                          7,190           4,440             18,402          11,559
                                                    -----------     -----------        -----------     -----------
Income from operations                                    2,549           1,486              6,964           5,066

Other expense, net:
    Interest                                              1,022             725              3,081           1,536
    Other                                                    84            --                  237              (9)
                                                    -----------     -----------        -----------     -----------
                                                          1,106             725              3,318           1,527
                                                    -----------     -----------        -----------     -----------
Income before income taxes                                1,443             761              3,646           3,539

Provision for income taxes                                  740             384              1,929           1,686
                                                    -----------     -----------        -----------     -----------
Net income                                          $       703     $       377        $     1,717     $     1,853
                                                    ===========     ===========        ===========     ===========


Unaudited Pro Forma Data (Note 5)
  Net income per common share                       $      0.05     $      0.12

  Shares used in computing net income per
    common share                                         13,888          13,888

            See accompanying notes to unaudited financial statements

                            XLCONNECT SOLUTIONS, INC.
                        Combined Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)



                                                                             Nine Months Ended
                                                                               September 30
                                                                            ------------------
                                                                              1996       1995
                                                                            -------    -------
Cash flows from operating activities:
    Net income                                                              $ 1,717    $  1,853
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
            Depreciation and amortization                                     3,572      2,006
            Loss on disposal of property and equipment                           17         20
            Provision for allowance on trade accounts receivable                129        336
            Deferred income taxes                                             1,002       (540)
        Changes in assets and liabilities, net of effects of acquisition:
                 Trade accounts receivable                                   (4,725)    (1,872)
                 Prepayments and other current assets                        (1,803)       394
                 Other long-term assets                                          42        507
                 Accounts payable                                               (15)    (3,281)
                 Accrued expenses                                                 3      1,702
                 Deferred income and other                                     (227)      (111)
                                                                            -------    -------
Net cash provided by (used in) operating activities                            (288)     1,014
                                                                            -------    -------


Cash flows from investing activities:
    Purchases of property and equipment                                      (3,041)    (1,250)
    Repayment of note receivable                                               --        2,783
                                                                            -------    -------
Net cash provided by (used in) investing activities                          (3,041)     1,533
                                                                            -------    -------


Cash flows from financing activities:
    Net repayments of long-term debt                                           (129)    (2,468)
    Net changes in due to parent                                              3,458        (79)
                                                                            -------    -------
Net cash provided by (used in) financing activities                           3,329     (2,547)
                                                                            -------    -------

Net change in cash                                                             --         --

    Cash-beginning of period                                                   --         --
                                                                            -------    -------
    Cash-end of period                                                      $  --      $  --
                                                                            =======    =======


            See accompanying notes to unaudited financial statements

                   XLConnect Solutions, Inc. and Subsidiaries
                     Notes to Combined Financial Statements
                             (Dollars in thousands)
                                  (unaudited)

(1)   Formation and Operations

The accompanying combined financial statements of XLConnect Solutions, Inc. (the Company) include the operations of the professional services organization (PSO) of The Future Now, Inc. (TFN) and IntelliCom Solutions, Inc. (IntelliCom), formerly a wholly-owned subsidiary of Intelligent Electronics, Inc. (IE). TFN established PSO in 1990 and was acquired by IE in August 1995. Prior to January 1, 1996, the Company had no separate legal status or existence. The Company was incorporated under the laws of the Commonwealth of Pennsylvania in January 1996 and issued 1,000 shares of Common Stock to IE at such time in connection with its initial capitalization. The Company changed its name to XLConnect Solutions, Inc. in May 1996. In addition, (i) as of May 31, 1996, IE contributed to the Company the stock of IntelliCom and the assets and liabilities, including intercompany debt, relating to the PSO business, (ii) the Company and IE have entered into certain contractual arrangements effective as of the date set forth on each agreement for the purpose of defining certain relationships between them (see Note 6), and (iii) on September 6, 1996, the Company effected a 13,325-for-1 stock split of the Company's issued and outstanding shares of Common Stock.

(2)   Basis of Presentation

The accompanying combined financial statements consist of the financial statements of the Company as described in Note 1. These statements are presented as if the Company had existed as a corporation separate from IE, and include historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume or other appropriate factors. As part of IE's central cash management system, all cash generated from and cash required to support the Company's operations were deposited and received through IE's corporate operating cash accounts. As a result, there were no separate bank accounts or accounting records for these transactions. Accordingly, the amounts represented by the caption "Net changes in due to parent" to the Company's Combined Statements of Cash Flows represent the net effect of all cash transactions between the Company and IE. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. All material transactions between entities included in these combined statements have been eliminated.

For the periods presented, certain general and administrative expenses reflected in the combined financial statements include allocations of certain corporate expenses from IE. These allocations took into consideration personnel, business volume or other appropriate bases and generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. It is management's opinion that the expenses charged to the Company are reasonable.

Interest expense shown in the combined financial statements reflect interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries for each of the periods presented. Additionally, income taxes are calculated on a separate tax return basis. Management believes that such allocations are reasonable.

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone publicly-held corporation during the periods presented.

This information is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in the Company's Prospectus dated October 17, 1996 and filed with the Securities and Exchange Commission with respect to the Company's initial public offering
(the IPO).

(3)    Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for as a reduction of cost of revenues, capitalized costs or selling and marketing expenses, according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company and of TFN in the amounts of $315 and $82 for the three months ended September 30, 1996 and 1995, respectively, and $883 and $475 for the nine months ended September 30, 1996 and 1995, respectively. These allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN except for funding specifically related to IntelliCom's telecommunications services after January 1, 1996.

(4) Debt Obligations

For purposes of the Combined Financial Statements presented herein, amounts Due to Parent represent intercompany borrowings from IE necessary to fund the Company's operations and acquisitions since its inception in 1990. These amounts have been classified as noncurrent since there were no repayment terms between IE and the Company. Interest expense charged to the Company was based on the weighted average interest rates on IE's borrowings.

The Company is a party to IE's credit facility with IBM Credit Corporation (IBMCC). The IE credit facility allows for total borrowings by IE of up to $225,000, subject to a collateral-based formula, and is secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE amended its credit facility to allow the Company to borrow directly from IBMCC up to $20,000 of the total $225,000, subject to a collateral-based formula, and to limit the Company's joint and several liability to IBMCC at $20,000 (whether arising from direct borrowings or a guaranty of IE's outstanding indebtedness). Outstanding balances under the $20,000 sub-facility initially bore interest at the prime rate plus 1.5% and the sub-facility has a maturity date of April 5, 1997. IE is permitted under the credit facility to borrow up to the total amount of the credit facility, including amounts not then outstanding to the Company under the $20,000 sub-facility, provided IE satisfies its collateral-based formula, inclusive of the Company's assets. However, the Company and IE have entered into an Intercompany Debt Agreement dated October 22, 1996 which permits IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. Effective November 1, 1996, the interest rate under the $20,000 sub-facility was changed to prime plus .875%.

(5) Unaudited Pro Forma Net Income Per Common Share

Unaudited pro forma net income per common share for the periods presented is computed using the number of common shares and common share equivalents outstanding after the organization of the Company and before the IPO assuming the consummation of the Company's stock split at the date of incorporation. Common share equivalents consists of the Company's common shares issuable upon exercise of options to purchase shares of Common Stock granted under the Company's 1996 Long-Term Incentive Plan. Pursuant to the requirements of the Securities and Exchange Commission (SEC), stock options issued by the Company during the twelve months immediately preceding the IPO have been included in the number of common shares and common shares equivalents used in computing pro forma net income per share as if they were outstanding for the latest year using the treasury stock method.

(6) Related Party Transactions

The Company and IE have entered into a number of agreements, in addition to the Intercompany Debt Agreement referred to above, for the purpose of defining certain relationships between them. As a result of IE's approximately 80% ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arms-length negotiation. The following summaries of these agreements are qualified in all material respects by the terms and conditions of the agreements.

Services Agreement

The Company and IE have entered into a Services Agreement pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance and risk management, employee benefit administration and similar administrative and management services, that IE has historically provided to the Company, and the Company will continue on an interim basis to provide service call support to IE. The Company will pay the direct costs of services provided by IE, and IE will pay the Company for service call support at the Company's standard billing rates. To the extent that the direct costs of services provided by IE cannot at be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. The Services Agreement also provides that IE will furnish additional services as may be reasonably requested by the Company on similar terms. The Services Agreement will automatically terminate on (i) the occurrence of a pro rata distribution to IE's shareholders of the shares of Common Stock of the Company held by IE by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice, except that no such written notice will result in termination prior to December 31, 1996.

Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request. In the case of the Company, such advances would be made as directed or within specific parameters prescribed by its Board of Directors.

Interest is payable monthly in arrears at market rates on all net advances by the Company or IE, as the case may be, and, prior to termination of the Services Agreement, will be accounted for as additional advances. Advances will be repayable on the date specified in the request for such advance. Funds advanced by the Company to IE will not be segregated from other funds of IE, and IE may use such funds for its own benefit, subject to certain limitations under the IBMCC credit facility. Consequently, the Company will be subject to risk of loss in respect to such funds. Upon termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

In addition, the Services Agreement provides that IE will permit employees of the Company to continue to participate in the benefit plans and programs sponsored by IE until the termination of the Services Agreement.

The Services Agreement also recognizes that IE's direct sales force may continue to provide to the Company sales leads and referrals. The Services Agreement provides that the Company shall continue to compensate IE at least through December 31, 1997 for such leads and referrals that result in revenues to the Company in a manner consistent with and substantially similar to current practices between the companies.

The Services Agreement further provides that the Company will continue to receive from IE for an interim period, consistent with past practices, a portion of the funds received by IE from vendors for training, capital expenditures and marketing programs.

Space Sharing Agreement

The Company and IE have entered into a Space Sharing Agreement providing for sharing by the Company and IE of certain office facilities, including the offices located in Exton, Pennsylvania at which the Company's and IE's principal executive offices are located. Under the Space Sharing Agreement, the costs associated with leasing and maintaining facilities will, in general, be allocated between the Company and IE on a pro rata basis determined by the square footage utilized by each Company or the number of employees of each Company at the specified location, in accordance with historical practice. The Company's rights to use portions of the shared facilities leased from third parties and the corresponding obligations to pay for such use, may be terminated as to any facility by either the Company or IE on 90 days' prior written notice. On November 13, 1996, the Company submitted the requisite 90 day written notice under the Space Sharing Agreement to terminate its use of IE's executive offices located in Exton, PA.

Tax Allocation Agreement

The Company and IE have entered into a Tax Allocation Agreement to provide for
(i) the allocation of payments of taxes for periods during which the Company and IE are included in the same consolidated group for Federal income tax purposes or the same consolidated, combined or unitary tax returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For periods during which the Company is included in the aforementioned returns, the Company will be required to pay IE its allocable share of any tax benefit attributable to the use of the Company's losses, if any. The Company will be responsible for the filing of Federal, state, local and foreign tax returns and related liabilities for itself for all periods, to the extent not included in IE's combined or consolidated tax returns. Notwithstanding the Tax Allocation Agreement, under Federal income tax law, each member of a consolidated group for Federal income tax purposes is also jointly and severally liable for the Federal income tax liability of each member of the consolidated group. Similar rules may apply under state income tax laws.

Indemnification Agreement

The Company and IE have entered into an Indemnification Agreement under which, among other things and subject to limited exceptions, the Company is required to indemnify IE and its directors, officers, employees, agents and representatives for all liabilities relating to the Company's business and operations and for all contingent liabilities relating to the Company's business and operations or otherwise assigned to the Company. In addition, indemnification will be granted to IE for liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement relating to the IPO.

The Indemnification Agreement also provides that each party thereto (the Obligor Party) (i) will use reasonable efforts to obtain the release of the other party thereto (the Guarantor Party) from its obligations under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party (except with respect to the Company's obligations under the IBMCC credit facility), (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and
(iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

Stock Registration and Option Agreement

The Company has provided IE with certain registration rights, including demand registration rights and "piggy-back" registration rights, with respect to Common Stock owned by IE. The Company's obligation is subject to certain limitations relating to a minimum amount of Common Stock required for registration, the timing of registration and other similar matters. The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and certain legal fees and expenses. The Company has also granted to IE, pursuant to the Stock Registration and Option Agreement, the earlier to occur of (i) the completion of the Distribution and (ii) the sale by IE of such number of shares of Common Stock that IE is no longer eligible to make the Distribution tax free or to include the Company in IE's consolidated Federal income tax return, a continuous, cumulative option to purchase from the Company at then-current market prices such number of shares of Common Stock as IE may determine to be necessary to (a) allow IE to continue to include the Company in IE's consolidated Federal income tax return or (b) increase the likelihood that the Distribution would be tax-free to IE and its shareholders. This number of shares is expected to be the number necessary for IE to continue to own at least 80% of the outstanding shares of Common Stock. The option may only be exercised upon the original issuance of shares by the Company.

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI Telecommunications Corporation (MCI). The services agreement has a term of five years and will renew automatically for six successive two year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunications services that in quantity, quality and duration are equal to or better than the services being provided to IE by the Company at a price of 5% or more below the price of the Company charges for such services and the Company does not match the offer.

(7)   Supplemental Cash Flow Information

As a result of the Company participating in IE's central cash management system, the Company made no cash payments for interest and income taxes. Non-cash investing activities of $22,819 for the nine months ended September 30, 1995 related to the allocation of goodwill from IE's acquisition of TFN.

(8)   Contingencies

The Company continuously evaluates contingencies based upon the best available evidence. Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable.

The Company entered into an agreement with MCI in December 1994, whereby the Company is authorized to sell certain of MCI's data and voice communications services under the Company's name. This relationship generates recurring revenues for the Company from clients' monthly usages. The Company is required to meet certain minimum billing levels, $1,000 in 1995, $1,200 in 1996 and $2,000 in 1997, or pay MCI the shortfall. The Company has exceeded its minimum under this agreement in the past and believes that it will exceed its minimum in 1996. In addition, pursuant to the terms of the existing telecommunications services agreement between IE and the Company, IE has agreed to purchase from the Company all of the telecommunications services required by IE which is sufficient to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI.

(9)   Subsequent Event

On October 17, 1996, the Company consummated an initial public offering of 3,330,000 of its authorized and unissued shares of Common Stock, or approximately 20% of the Company's outstanding shares after the IPO. Approximately $41,208 of the total net proceeds of approximately $45,500 were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds to be used for working capital and general corporate purposes. As a result of the IPO, the Company currently is an indirect, 80% owned subsidiary of IE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30,1995

The following table sets forth the components of revenues of the Company for the periods presented:

                                             Three Months                              Nine Months
                                         Ended September 30,                         Ended September 3O,
                             --------------------------------------    ------------------------------------------
                                     1996                 1995                1996                   1995
                             ------------------    ----------------    --------------------   -------------------
                                          % of                % of                   % of                  % of
                              Amount    Revenue     Amount  Revenue    Amount       Revenue   Amount      Revenue
                             ---------  -------    -------  -------    ------       -------   ------      -------
Revenues:
Internetworking              $  8,510     26.8%    $ 6,870    32.7%   $ 22,185        26.5%   $ 19,541       33.9%
Applications development        4,732     15.0       3,260    15.5      12,824        15.3       9,017       15.6
Managed services               16,822     53.2      10,889    51 8      44,219        52.9      29,070       50.5
Telecommunications              1,580      5.0        --       --        4,417         5.3         --         --
                             --------    -----     -------   -----    --------       -----    --------      -----
Total Revenues               $ 31,644    100.0%    $21,019   100.0%   $ 83,645       100.0%   $ 57,628      100.0%
                             ========    =====     =======   =====    ========       =====    ========      =====



Revenues. The Company's revenues increased 50.5% for the quarter ended September 30, 1996 (3Q96) to $31.6 million from $21.0 million for the quarter ended September 30, 1995 (3Q95). The increase in revenues from 3Q95 to 3Q96 was primarily due to the growth in applications development and managed services combined with the introduction of telecommunications services as of January 1, 1996. Revenues increased 45.1% for the nine months ended September 30, 1996 to $83.6 million from $57.6 million for the comparable period in 1995. The increase in revenues resulted principally from growth in managed services, particularly LAN and desktop support and administration and the Power-by-the-Hour (PBTH) program. The Company's new telecommunications services accounted for $4.4 million, or 5.3% of revenues for the nine months ended September 30, 1996.

Cost of Revenues. Cost of revenues increased 45.1% for 3Q96 to $21.9 million from $15.1 million for 3Q95. The increase from 3Q95 to 3Q96 was primarily the result of an increased number of technical personnel necessary to support the growth in revenues combined with incremental costs associated with revenues from telecommunications services. Cost of revenues as a percentage of revenues decreased to 69.2% for 3Q96 as compared to 71.8% for 3Q95 resulting from an improvement in the utilization of the Company's engineers and technicians. This improvement in cost of revenues in 3Q96 was partially offset by the introduction of lower margin telecommunications services and growth in certain managed service areas, which provide recurring or repeat revenues at lower margins. Cost of revenues increased 42.1% for the nine months ended September 30, 1996 to $58.3 million from $41.0 million for the comparable period for 1995, primarily as a result of an increased number of technical personnel necessary to support increased revenues, and in part due to the expansions of the Company's San Mateo branch office and the Company's help desk operations. The increase also reflects incremental costs associated with revenues from telecommunications services. Cost of revenues as a percentage of revenues decreased to 69.7% for the nine months ended September 30, 1996 from 71.2% for the comparable period in 1995 as a result of improved utilization of the Company's engineers and technicians, partially offset by the lower margin telecommunications and managed services.

Selling and Marketing. Selling and marketing expenses increased 165.8% for 3Q96 to $2.4 million from $888,000 for 3Q95 and increased as a percentage of revenues to 7.5% for 3Q96 from 4.2% for 3Q95. The dollar increase was primarily due to continued development of the Company's direct sales force and increased commissions associated with the increased revenues. The increase as a percentage of revenues also primarily resulted from the development of a direct sales channel, combined with an increase in marketing programs to further the Company's presence in the marketplace. Selling and marketing expenses increased 101.3% for the nine months ended September 30, 1996 to $5.9 million from $2.9 million for the comparable period in 1995 and increased as a percentage of revenues to 7.0% for the first nine months of 1996 from 5.0% for the comparable period in 1995. The increase was a result of the Company adding sales personnel as it continued to develop its direct sales channel.

General and Administrative. General and Administrative expenses increased 41.1% for 3Q96 to $3.8 million from $2.7 million for 3Q95 and decreased as a percentage of revenues to 11.9% for 3Q96 from 12.6% in 3Q95. The dollar increase was due to increased overhead costs required to support the Company's growth and to enable it to operate as a separate company, including an expanded management team, increased facility costs to support overall personnel growth and the additional overhead costs associated with providing telecommunications services. The decrease as a percentage of revenues was attributable to the Company's improved return on fixed costs combined with effective management of variable costs. General and administrative expenses increased 35.0% for the nine months ended September 30, 1996 to $9.0 million from $6.6 million for the comparable period in 1995. As a percentage of revenues, general and administrative expenses decreased to 10.7% for the first nine months of 1996 from 11.5% for the first nine months of 1995. The increase in costs was due to the incremental overhead required to support the Company's growth and to enable it to operate as a separate company combined with the overhead costs associated with its telecommunications services offering, while the decrease as a percentage of revenues was attributable to improved return on fixed costs combined with effective management of variable costs.

Depreciation and Amortization. Depreciation and amortization increased 20.8% for 3Q96 to $1.1 million from $895,000 for 3Q95 and decreased as a percentage of revenues to 3.3% in 3Q96 from 4.3% in 3Q95. The dollar increase was primarily due to amortization of the incremental goodwill associated with IE's acquisition of TFN in August 1995; the decline as a percentage of revenues was primarily due to the growth in revenues exceeding such incremental amortization. Depreciation and amortization increased 78.0% for the nine months ended 1996 to $3.6 million from $2.0 million for the comparable period in 1995. As a percentage of revenues, depreciation and amortization increased to 4.3% for the first nine months of 1996 from 3.5% for the first nine months of 1995. The increase was primarily due to amortization of the incremental goodwill associated with IE's acquisition of TFN, combined with depreciation of new computer equipment acquired to support the increased number of technical services personnel and new training rooms to support the Company's applications development service programs.

Income from Operations. Income from operations increased 71.5% for 3Q96 to $2.5 million from $1.5 million for 3Q95 and increased as a percentage of revenues to 8.1% in 3Q96 from 7.1% in 3Q95, for the reasons stated above. Income from operations increased 37.5% for the nine months ended September 30,1996 to $7.0 million from $5.1 million for the comparable period in 1995 and decreased as a percentage of revenues to 8.3% for the nine months of 1996 from 8.8% for the nine months of 1995, for the reasons stated above.

Other Expense, Net. Other expense, net increased 52.6% for the quarter ended 3Q96 to $1.1 million from $325,000 for 3Q95 which was primarily a result of an increase in interest expense. The increase in interest expense for 3Q96 was primarily due to intercompany borrowings attributable to IE's acquisition of TFN and incremental debt required to support the Company's higher working capital needs. Other expense, net increased 117.3% for the nine months ended September 30,1996 to $3.3 million from $1.5 for the comparable period in 1995, also as a result of an increase in interest expense. Interest expense for the nine months ended September 30,1996 was $3.1 million, comparable to $1.5 million for the nine months ended September 30, 1995, as a result of increased intercompany borrowings attributable to IE's acquisition of TFN and incremental debt required to support the Company's higher working capital needs.

Provision for Income Taxes. Provision for income taxes increased 92.7% for 3Q96 to $740,000 from $384,000 for 3Q95 which was primarily due to higher income before income taxes. The effective income tax rate increased modestly to 51.3% for 3Q96 from 50.5% for 3Q95. The provision for income taxes increased 14.4% for the nine months ended September 30, 1996 to $1.9 million from $1.7 million for the comparable period in 1995, primarily as a result of higher income before income taxes. The effective income tax rate increased to 52.9% for the first nine months of 1996 from 47.6% for the comparable period in 1995, primarily due to the increase in nondeductible goodwill amortization associated with the acquisition of TFN by IE in August 1995.

Quarterly Results and Seasonality

The Company's quarterly operating results may vary depending upon such factors as changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunications services, the size and timing of significant projects, changes in the mix of employee and subcontractor technicians on client engagements, the timing of new service offerings by the Company or its competitors, new branch office openings by the Company, changes in pricing policies by the Company or its competitors, market acceptance of new and enhanced services offered by the Company or its competitors, changes in operating expenses, the availability of qualified technical personnel, disruptions in sources of supply of computer, telecommunications and related products and services, the effect of acquisitions and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, the effects of which currently are partially obscured by the Company's revenue growth. Nonetheless, the Company believes that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.


Liquidity and Capital Resources

The Company's operating activities used cash of $288,000 for the nine months ended September 30, 1996 due to the increase in working capital requirements, primarily accounts receivable resulting from the significant growth in revenues, and the deferral of costs related to the IPO which were applied against the proceeds thereof in October 1996. The Company currently does not believe that the use of cash during the nine months ended September 30, 1996 constitutes a trend that will continue beyond the short term.

The Company's investing activities used cash of $3.0 million for the nine months ended September 30, 1996 relating to capital expenditures necessary to support the continued growth in the number of technical service and administrative personnel.

The Company's financing activities provided cash of $3.3 million for the nine months ended September 30, 1996 resulting from intercompany borrowings from IE partially offset by the repayment of other long-term debt.

The foregoing cash flows are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity.

Prior to October 17, 1996, the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, during the periods presented the Company did not maintain separate cash accounts.

The Company is currently a party to, but has not yet borrowed directly under, the IBMCC Credit Facility (Credit Facility). The Credit Facility allows for total borrowings by IE of up to $225 million, the availability under which is limited by a collateral-based formula. During October 1996, IE amended its Credit Facility to allow the Company to borrow directly from IBMCC up to $20 million ($20 million Sub-facility) of the total $225 million, subject to a collateral-based formula, and to limit the Company's joint and several liability to IBMCC to $20 million, whether arising from direct borrowings by the Company under the $20 million Sub-facility or pursuant to the Company's guaranty of IE's indebtedness to IBMCC. Outstanding balances under the $20 million Sub-facility initially bore interest at prime plus 1.5% and the $20 million Sub-facility has a maturity date of April 5, 1997. IE is permitted under the credit facility to borrow up to the total amount of the credit facility, including amounts not then outstanding to the Company under the $20 million Sub-facility, provided IE satisfies its collateral-based formula, inclusive of the Company's assets. However, the Company and IE have entered into an Intercompany Debt Agreement dated October 22, 1996 which permits IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of November 15, 1996, there were no outstanding borrowings by the Company under the $20 million Sub-facility while, under the collateral-based formula, approximately $13.4 was available to be borrowed by the Company. The Credit Facility is secured by all of the assets of IE and its subsidiaries, including the Company. Effective November 1, 1996, the interest rate under the $20 million Sub-facility was changed to prime plus .875%.

The Company intends to seek its own credit facility prior to the termination of the $20 million Sub-facility, although there can be no assurance that the Company will be able to do so on terms acceptable to the Company, or that the Company will be permitted to be removed as a party to the IBMCC Credit Facility. After termination of the $20 million Sub-facility, the Company's principal sources of liquidity will consist of cash from operations, borrowings under such credit facilities as may be available to the Company from time to time, the use of operating or capital leases and advances, if any, under the Services Agreement.

On October 17, 1996, the Company completed the sale of 3,330,000 shares of its authorized and unissued Common Stock at an initial public offering price of $15 per share. Approximately $41.2 million of the total net proceeds of approximately $45.5 million were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds to be used for working capital and general corporate purposes.

During the remainder of 1996 and 1997, the Company anticipates making approximately $7 million in capital expenditures, expected to be funded from cash flows from operations and available external financing sources. These expenditures will include the acquisition and implementation of a new remote time, billing and contract management system, additional purchases of computers to support the technical staff and completion of an executive briefing center to be used to demonstrate the Company's network management and help desk capabilities to clients. The Company has no current plans for any additional material capital expenditures through December 31, 1997.

The Company believes that its cash flows from operations, funds available from the $20 million Sub-facility, or a replacement line of credit that may become available to the Company, the use of operating or capital leases and advances, if any, under the Services Agreement will be sufficient to satisfy its working capital needs and planned growth through the next twelve months, except to the extent that additional financing may be required in connection with any acquisition.

Forward Looking Statements

The matters discussed in this Form 10-Q that are forward looking statements are based on current management expectations that involve risks and uncertainties. Potential risks and uncertainties include, without limitation: the risk of loss of the Company's largest customer, GE Aircraft Engines, with whom the Company is currently in discussions regarding continued participation in the PBTH program, availability of financing and capital to the Company on acceptable terms after termination of the $20 million Sub-facility, any legal proceedings that could be instituted in the future, the factors described under "Quarterly Results and Seasonality" and the risk factors described generally in the Company's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with the IPO.

                          Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K
        (a)     Exhibits

2.1     --      Contribution Agreement between IE, TFN, The Future Now of
                Arkansas, Inc. and the Company dated as of May 31, 1996

10.3    --      Services Agreement between the Company and IE dated as of
                October 22, 1996

10.4    --      Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996

10.5    --      Tax Allocation Agreement between the Company, IE and IE's other subsidiaries effective as of January 29, 1995

10.6    --      Stock Registration and Option Agreement between the Company, IE and The Future Now, Inc. of Arkansas dated as of May 31, 1996

10.7    --      Indemnification Agreement between the Company and IE dated as of
                October 22, 1996

10.9    --      Amended Credit Facility between IBMCC, IE and the Company
                creating the $20 million Sub-facility

10.10   --      Intercompany Debt Agreement dated October 22, 1996 by and
                between IE and the Company.

10.11   --      Services Agreement for Telecommunications Services by and
                between XLConnect Services, Inc. (a wholly-owned subsidiary of the Company formerly named IntelliCom Solutions, Inc.) and IE dated as of January 1, 1996

27.1    --      Financial Data Schedule (submitted electronically only to
                Securities and Exchange Commission)


       (b)      Reports filed on Form 8-K.

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           XLConnect Solutions, Inc.

                                           /s/ Richard G. Ellenberger
                                           --------------------------------
                                           Richard G. Ellenberger
                                           President and
                                           Chief Executive Officer


                                           /s/ Stephanie D. Cohen
                                           --------------------------------
                                           Stephanie D. Cohen
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Chief Accounting Officer




Date: November 27, 1996