Form 10-K
period 1996-12-31
XLCONNECT SOLUTIONS INC
filed 1997-03-31
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

  (Mark one)
    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            For the fiscal year ended December 31, 1996

                              OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from            to

                          Commission file number 0-28892

                             XLCONNECT SOLUTIONS, INC.
                             -------------------------
               (Exact name of registrant as specified in its charter)

                 Pennsylvania                      23-2832796
          (State or other jurisdiction of         (IRS Employer
          incorporation or organization)        Identification No.)

                  411 Eagleview Boulevard, Exton, PA  19341
        (Address of principal executive offices, including zip code)

                                 (610) 458-5500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                       None

          Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, $.01 Par Value
                                 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes ___X__   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

            As of March 26, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $20,072,764 based on the last reported sale price on the Nasdaq Stock Market of $6.28 per share as reported by Nasdaq.

         As of March 26, 1997, there were 16,655,000 shares of the registrant's
                  Common Stock,  $.01 par value per share, outstanding.

                          Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the 1996 Annual Shareholder's Meeting are incorporated by reference into Items 10, 11, 12 and 13 (Part III) of this Report. Such Proxy Statement, except for the parts therein which have been specifically incorporated by reference, shall not be deemed "filed" for the purposes of this Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

Overview and Industry Background

XLConnect Solutions, Inc. ("XLConnect" or the "Company") is a professional services organization providing enterprise-wide total connectivity solutions to clients with complex computing and communications requirements. As a single source provider, the Company offers comprehensive internetworking services, applications development services, managed services and telecommunications services. The Company's solutions are custom designed to integrate computing and communications devices and equipment with software applications and systems to develop local area networks ("LANs") and to link LANs through public and private communications networks and the Internet to form wide area networks ("WANs"). The Company describes the provision of these services on an integrated basis as total connectivity solutions.

Internetworking services include consulting, design and implementation of LANs
and WANs.   Applications development services include customization and adaptation of proven software as well as training to support the Company's applications development and internetworking solutions. Managed services enable clients to outsource multiple aspects of their information technology functions, including technology selection, deployment and support, network management and help desk support. Telecommunications services include data, video and voice transmission. XLConnect believes that its total connectivity solutions enable its clients to increase productivity and enhance competitive-ness by improving the flow of information among clients' employees, customers and suppliers.

As LANS have proliferated, computing and communications technologies have continued to converge. Evolving business practices have created an increased need for the instantaneous flow of information within and beyond traditional corporate walls to branch sales offices, telecommuters, mobile offices and customer and supplier networks. Businesses now share data, video and voice information among diverse locations across telecommunications networks, thereby creating WANs. In addition, access to the Internet is providing new communications and marketing opportunities for virtually all businesses.

The Company believes that demand for internetworking, applications development and outsourcing services is expected to increase as organizations continue to (i) migrate from legacy mainframe environments to distributed, client/server environments characterized by LANs relying on multi-vendor, multi-protocol technologies; (ii) share information among diverse client, employee and supplier locations across telecommunications networks, creating WANs;
and (iii) experience difficulty in maintaining in-house technical expertise and personnel sufficient to support these complex LAN and WAN environments.

The Company currently is an indirect, 80%-owned subsidiary of Intelligent Electronics, Inc. (including all of its subsidiaries other than the Company, "IE"). XLConnect was incorporated in January 1996. All references herein to the "Company" or "XLConnect" include the historical operating results and activities of, and the assets and liabilities assigned to, the business and operations which IE contributed to form the Company.

The XLConnect Solution

The Company provides a broad array of services to address the total connectivity needs of its clients. Key elements of the XLConnect solution are:

Single Source Provider. XLConnect is a single source provider of "end-to-end" connectivity solutions. The Company's technical staff of approximately
1,100 engineers and technicians, as of February 28, 1997, is able to coordinate and manage all elements of clients' connectivity needs, from the desktop through the LAN to the WAN, including data, video and voice transmission services.
The Company also offers client training and managed services, such as technology selection and deployment, network management and help desk support.

National Coverage. The Company operates through a network of its headquarters and 27 branch locations in major metropolitan areas throughout the United States. Twenty-five of the branches are staffed with technical professionals providing a national base from which to offer services to clients with multiple locations and dispersed employees, customers and suppliers. National coverage enables the Company to provide local and timely delivery of cost-effective solutions for clients, allows for more flexible, efficient staffing and enhances the Company's ability to respond to local clients' specific needs.

Multi-Vendor Expertise. By maintaining a highly-trained, cross-certified technical staff and remaining independent of any specific vendor, the Company is able to select the most appropriate products and services for each aspect of the client's total connectivity solution. The Company has significant expertise in integrating and supporting technologies from multiple hardware and software manufacturers and developers, telecommunications carriers and Internet service providers.

Strategy

The Company's business objective is to be the preferred provider of total connectivity solutions to enterprises throughout the United States. The Company is pursuing the following strategies to achieve this objective:

Maintain and Enhance Technical Expertise.	  The Company seeks to maintain
and enhance its technical expertise by hiring and training the most proficient personnel available. The Company's extensive training programs assist in
maintaining its technical proficiency.   The Company focuses on its corporate
culture, employment environment and incentive systems in order to motivate, reward and retain its employees. The Company believes that the expertise of its technical staff differentiates it from its competitors, allows it to offer total connectivity solutions and affords it the flexibility to expand its service offerings rapidly as required to meet technological
advances and evolving client needs.   Additionally, XLConnect intends to
evaluate opportunities for strategic acquisitions of complementary professional services organizations which have a proven record of delivering high quality technical services.

Expand National Presence.   XLConnect seeks to enhance its national
reputation and market its services by expanding its branch network. The Company intends to evaluate opportunities to expand its branch network through opening new branch offices and through strategic acquisitions of professional services organizations located in new geographic markets.

Emphasize High Quality Service and Customer Support. The Company's engineers and technicians follow documented and standardized methodologies to ensure a consistent approach to similar types of projects, thereby fostering uniform quality and more cost-efficient solutions for clients. The Company assumes responsibility for all aspects of its custom-designed total connectivity solutions, providing its clients with a single point of contact to address any concerns with respect to project implementation, thus allowing clients to avoid managing multiple service providers and product vendors.

Further Penetrate Existing Client Base.	The Company's comprehensive range of
services often permits interaction with diverse points of contact and decision makers in a client's organization, including the chief executive officer, chief financial officer, chief information officer, divisional or department executives and purchasing managers. The Company seeks to utilize these multiple points of contact in order to expand its relationships with existing clients to obtain additional internetworking and applications projects, as well as generate recurring revenues by providing continuing services such as network management, help desk support and telecommunications services.

Leverage Alliances with Industry Leaders.	The Company has alliances and
relationships with industry-leading hardware and software vendors, telecommunications carriers and Internet service providers, such as Bay Networks, Inc. ("Bay"), Cisco Systems, Inc. ("Cisco"), Hewlett-Packard
Company ("HP"), International Business Machines Corporation, including its Lotus Division ("IBM/Lotus"), MCI Telecommunications Corporation
("MCI"), Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and
3Com Corporation ("3Com"). These relationships enhance XLConnect's credibility and provide leads to new business opportunities. On certain occasions, the Company also teams with large systems integrators and consultants on complex projects for major enterprises. The Company will continue to pursue alliances and relationships to further expand its service offerings and remain current with advances in computing and communications technology.

Maintain and Enhance Multiple Sales Channels.	The Company has focused on
actively expanding its direct sales force since mid-1996. In addition to developing its direct sales channel, the Company intends to continue to utilize IE's sales staff for the generation of sales leads. The Company also anticipates that its other indirect sales channels will play an important role in its business development as it continues to generate sales referrals from and partners with leading product and service vendors as well as large systems integrators and consultants.

Services Offered

The Company provides internetworking services, applications development services, managed services and telecommunications services, as described below.

Internetworking Services

The Company designs and implements internetworking solutions to connect all segments of clients' networks using the proven products of leading hardware
and software vendors.   Through its internetworking services, the Company
integrates computing and communications devices and equipment, such as PCs, workstations, databases, routers and hubs, with software applications and systems to develop LANS and to link LANs through public and private communications networks and the Internet to form WANs.

LAN/WAN Consulting and Design.	  LAN/WAN consulting and design services
involve assessing clients' information-sharing needs, evaluating existing infrastructure, analyzing current network performance and designing optimal system and network solutions.

Implementation and Project Management.	XLConnect implements network design
solutions and assumes responsibility for managing entire projects. Elements of project management include configuring and installing desktop devices and networking equipment, configuring network operating systems and applications software, installing Internet web servers and implementing the infrastructure required for telecommunications services. XLConnect also ensures clients' information security over the Internet by customizing and implementing firewalls.

Applications Development Services

XLConnect's applications development services include customization and adaptation of proven software to meet clients' specific needs and training to support the Company's applications and internetworking solutions. Applications services provide clients with software solutions to improve productivity through more timely, accurate information-sharing and decision-making processes. The Company's applications solutions minimize development times while delivering quality solutions by using proven project management methodologies, risk assessment practices and software development techniques. Projects start with detailed needs assessments, requirements definitions and designs. The projects then involve prototype development, testing, implementation, training and support.

Applications Development and Integration.     XLConnect custom designs
groupware, client/server and intranet software applications. In particular, the Company customizes IBM/Lotus Notes applications into comprehensive intranet group communications solutions, such as electronic messaging, bulletin boards and video and voice communications capabilities. The Company also customizes Microsoft Exchange to help clients exchange information seamlessly. XLConnect adapts Netscape and Microsoft software to enable clients to implement electronic mail, electronic commerce and other Internet applications over the World Wide Web. The Company also provides Internet applications to develop web pages using programming languages such as Java and HTML.

End-user Training.     The Company offers comprehensive training through
cooperative relationships with vendors such as Microsoft, Novell and IBM/Lotus to support its applications and internetworking solutions. Training is provided to end-users through programs designed to address the client's custom applications. In order to deliver training in an efficient and effective manner, XLConnect uses proven methodologies, assesses end-user training requirements and develops customized curricula. Technical certification training centers are located in 13 of the Company's
28 locations and provide vendor-certified instructors.

Managed Services

XLConnect's managed services help clients to organize their technology resources, enable them to outsource multiple aspects of their information technology functions and minimize their support costs from the desktop through the LAN and WAN. The Company's managed services reduce clients' costs of technology ownership, allowing them to focus on their core competencies and reduce their in-house support staffs.

Technology Selection, Deployment and Management Services.   XLConnect provides
technology selection, procurement and deployment, software distribution and other support services. The Company places personnel on-site and dispatches personnel as needed to provide desktop and LAN support services. The Company bundles its managed services and the financing of equipment purchases for a monthly service fee under its Power-by-the-Hour ("PBTH") program. Under this program, end-users have the flexibility to upgrade their PCs, workstations and other equipment periodically during a contract term that is typically three years, plus extensions. The PBTH program allows subscribers to remain current with technology without having to purchase the hardware and incur the capital investment or capital lease drawbacks of ownership.
The fee depends on the number of services used, systems deployed and time frame commitments. Under this program, the Company historically has facilitated the provision of products either by entering into an agreement with its affiliate hardware supplier, which in turn enters into a master lease agreement with a finance company, or in some cases by directly entering into the master lease itself, which in either case is supported by the client's contractual obligations to the Company. Going forward, the Company is seeking to arrange for its clients to enter into flexible lease programs directly with third party finance companies.

As part of its technology selection, deployment and support services, XLConnect also provides hardware repair services when requested by clients.
Typically, the Company subcontracts a significant amount of these services to nationally recognized hardware repair providers.

Network Management.	The Company provides remote network monitoring and
diagnostics through its Network Management Center, minimizing the client's need for costly on-site service. The Network Management Center is able to detect failures throughout clients' LANs and WANs, to troubleshoot routers, hubs, file servers and desktop devices remotely and to dispatch technicians if necessary. In addition, the Company will provide remote network management over the Internet for Microsoft NT and Novell based file server environments. XLConnect also provides network management services at clients' sites.

Help Desk.	XLConnect's help desk services provide software and network
administration support, 24 hours a day, seven days a week, both on-site at the client and remotely from the Company's Help Desk Centers. The Help Desk Centers currently handle approximately 320,000 calls per year, most of which involve software support for the clients' end-users.

Telecommunications Services

The Company's telecommunications services include the provision of data, video and voice transmission services. To provide these services, the Company has alliances with several leading telecommunications carriers and Internet service providers.

XLConnect is a non-facilities-based sales agent, and in limited circumstances a reseller, of value-enhanced services including voice, Internet access, ISDN and frame relay services, utilizing public switched and dedicated private networks. XLConnect provides these services to clients on an ongoing basis and bills them each month for their voice and data transmission usage. The Company has established relationships with several telecommunications carriers and Internet access providers, principally MCI, the seven RBOCs and PSINet.

Operations

Branch Office and Facilities Network.     XLConnect operates from its
headquarters and 27 branch locations throughout the United States, which include its Network Management Center and two Help Desk Centers. The branch network is divided into three geographic regions, Central, Great Lakes/West and East, with a vice president responsible for all aspects of operations within each region. The number of technical personnel in each location ranges from approximately 10 to 105 persons (other than Seattle and Hartford which have recently been opened with one person each), and the level of expertise ranges from offices which provide a few specialized services to offices which
provide all of the Company's services.   Each branch office has a practice
director who oversees the services provided by that office. Depending on its size, a branch office may have one or more discipline managers who oversee specific services provided by that office. Reporting to each discipline manager in the larger branches are project managers, senior engineers, technicians and developers, staff engineers, technicians and developers and administrative personnel.

Project Planning and Review.     When the Company is presented with a
service opportunity, the Company first performs a risk assessment of the opportunity to ensure that the requested service is within the Company's scope of expertise and to analyze the risks that may affect the Company's ability to deliver a quality solution to the client. The Company emphasizes the development of standardized methodologies for each type of service with respect to scope, technologies involved and other aspects of the service. Proposals submitted to clients contain specific scopes of work, timetables and change order processes which detail the Company's and client's responsibilities. Once XLConnect is engaged, a project manager or senior engineer, who typically has been involved in the proposal process, is assigned to the project, based on technical skills and experience.
Additional staff and engineers are allocated to the project as needed, based on each individual's technical experience and availability.

Project Terms and Pricing.     The Company generally contracts to provide
its services on either a time and materials or fixed-price project basis.
Most of the Company's contracts are terminable by the client upon relatively short notice, often 30 to 90 days. For projects under $25,000, the Company typically enters into statements of work, letters of understanding or short form contracts which provide for an agreed upon pricing, payment terms and scope of work. The Company also often charges a fixed monthly fee to maintain technical personnel on site at a client's location long-term. Fixed-price contracts are utilized when the Company can clearly define the scope of services to be provided and the Company's cost of providing those services, so as to limit the risk of cost overruns. Time and materials contracts are also used when the Company is engaged to provide services such as network management where additional staff may be needed over the term of the contract.

Technical Capabilities

Professional Technical Staff.     The Company's professional staff of
approximately 1,100 engineers and technicians as of February 28, 1997 is authorized by many industry-leading manufacturers, service providers and telecommunications carriers, including Bay, Cisco, IBM/Lotus, Microsoft, Novell and 3Com. These authorizations enable XLConnect to provide advanced network services and support for each vendor's products and services.

The Company hires technical personnel from two pools of applicants: experienced personnel and recent college and technical school graduates. The Company established a college cooperative education program in 1995 in five branch offices, through which computer science students are hired on a part-time basis and receive both work experience and college credit. The Company may then offer full-time employment to the best prospects in the program. The Company utilized 13 full-time recruiters as of December 31, 1996 to identify and recruit technical personnel. At any given time, the Company typically has 200 or more auxiliary personnel subcontracted from several of the largest technical temporary employment agencies to meet changes in staffing requirements quickly. Several of these agencies allow XLConnect to hire the subcontractors after 90 days without placement fees, providing a cost-effective source of full-time engineers and technicians whom the Company can evaluate on a trial basis. Effective February
1, 1997, the Company outsourced its recruiting function to a third party which will provide dedicated support of the Company's markets with respect to the recruitment and hiring of full-time technical employees and the management of the Company's auxiliary technical personnel needs by assuming the Company's recruiters within its organization.

Advanced Education and Customized Training.	As part of the Company's effort to
maintain and enhance its technical expertise, it provides continuing education to all sales and technical services personnel. Technical employees are required to complete intensive training and certification programs through "XLConnect University." XLConnect University's programs feature two methods of technical instruction: regularly scheduled certification classes offered in 13 of the Company's offices and boot camps, which are vendor-sponsored training events offered in centralized locations throughout the United
States. Key certified vendor technologies include IBM/Lotus, Microsoft and Novell. Most employee training conducted at XLConnect University is partially vendor financed. The Company also offers online, remote training, as well as self-study employee certification programs.

Industry Alliances and Relationships

In order to strengthen its service offerings, the Company has relationships with a number of leading technology and telecommunications companies. Key relationships include the following:

Microsoft.     The Company has obtained Microsoft Partner Status in
several branches since August 1993. Working with Microsoft, the Company has developed consulting methodologies that support client needs in the areas of NT Server, Windows 95 and Exchange Server migrations. Eleven of the
Company's offices are authorized Microsoft technical education centers and provide end-user and technician training on Microsoft technologies. In addition, the Company participates in Microsoft's Early Adopter Program, testing and providing feedback on Microsoft's new products before their general release. As part of its relationship with Microsoft, the Company has developed services to provide remote network management over the Internet to support Microsoft NT and Microsoft's back office products. Microsoft's partici-pation in XLConnect's employee training programs enables XLConnect engineers and technicians to maintain and enhance their skills.

In February 1997, the Company entered into an agreement with Microsoft which commenced its Microsoft "Ultranet Services Practice", a professional services practice dedicated to Microsoft technologies. This services initiative will be comprised of approximately 400 certified professionals dedicated to creating and delivering complex business information solutions using Microsoft BackOffice technologies. XLConnect uses the term Ultranets to refer to its business solutions that utilize intranet and Internet technologies to create complex corporate computing environments.

As part of this initiative, XLConnect is proceeding to hire and train an additional 200 engineers in Microsoft technologies to add to an existing employee pool of approximately 170 Microsoft certified engineers. This hiring and training, when completed, will result in an additional 1,800 Microsoft BackOffice certifications. The training will also place heavy emphasis on business and consulting principles using Microsoft's "Solutions Framework Methodologies" and "Consulting Business Essentials". This initiative also includes an arrangement through which Microsoft Consulting Services and XLConnect will align senior level Microsoft consultants, known as Partner Program Managers ("PPMs"), throughout XLConnect's major market locations.
The PPMs will provide technical leadership, business development support, high level project management and mentoring to XLConnect's national base of technical professionals. In addition, XLConnect will participate in Microsoft's recently announced Service Advantage Program.

IBM/Lotus.     The Company has a long-standing relationship with IBM/Lotus.
Eight of the Company's offices operate as Lotus authorized education centers and 14 are IBM's "BEST" team certified. The Company's staff currently has approximately 70 Lotus Notes certifications. XLConnect serves as a beta site for testing IBM's intranet, Lotus Notes and communications server software. In addition to working closely with IBM/Lotus in developing and integrating Lotus Notes and other IBM software applications, the Company signed an IBM subcontractor agreement in May 1996 that enables IBM to resell XLConnect's professional services.

Novell.   In December 1996, the Company and Novell entered into an
agreement whereby the Company became a participant in Novell's National Network Integrator ("NNI") program. Under the NNI program, the Company will receive certain technical support and marketing assistance from Novell designed to more closely align the Company's consulting services with Novell's suite of software products and systems.

Boise Cascade Office Products Corp. The Company entered into an agreement in October 1996 with Boise Cascade Office Products Corp. ("Boise Cascade"), a leading business-to-business distributor of office products, whereby Boise Cascade markets the Company's professional services to Boise Cascade's customers. The Company's services are marketed through Boise Cascade's computer product and technology sales unit which utilizes a national sales force of over 80 professionals dedicated to the technology market. XLConnect has relation-ships with other leading technology and telecommunications companies such as 3Com, Cisco, Bay, HP and MCI. These relationships typically provide the Company with additional sales leads, better access to new technologies, advanced training and the opportunity to conduct joint marketing.

Sales and Marketing

The Company focuses its sales and marketing efforts on companies with complex computing and communications requirements located throughout the United
States. To reach its clients, the Company uses a mix of direct and indirect sales channels. XLConnect's direct sales organization is comprised of 104 persons as of February 28, 1997, including 19 support staff persons and 39 practice directors and other senior field management personnel with sales responsibilities. In addition, XLConnect continues to utilize IE's approximately 140 person sales department, as of February 28, 1997, as its largest indirect sales channel. IE's sales staff historically generated substantially all of the Company's sales, and the Company currently continues to rely on IE's sales staff for a significant percentage of its sales leads. Concurrently, the Company is increasing its efforts to develop other indirect sales channels, particularly partnering with leading product and services vendors and large systems integrators and consultants, as reflected in its recent agreement with Boise Cascade.

The Company's direct sales staff has significant experience in the sale of information technology services and products and a high level of technical proficiency. They are responsible for developing client relationships and supporting the Company's other sales channels. Senior engineers often participate with sales personnel as part of a team approach to selling the Company's services. The Company expects to continue to expand its direct sales force. Nonetheless, XLConnect expects that IE's sales force will continue to provide an important source of referrals for the foreseeable future, although there is no contractual obligation for IE's personnel to do so.

During 1996, XLConnect paid aggregate fees of $2.8 million for referrals by IE's sales personnel. The referral fee paid by the Company to IE is based on a percentage of revenues generated from sales referred, except that the fee is not paid on certain managed and other services revenues. XLConnect is obligated to continue to pay IE referral fees until at least December 31, 1997, although there is no contractual requirement that IE's sales persons use or recommend the Company's professional services to their customers in connection with computer product sales.

The Company has a marketing department of five persons as of February 28, 1997. The Company's external marketing efforts currently include the development of brochures, direct mail campaigns, formulation of marketing strategies and field programs designed to create new business opportunities and the development of sales presentation materials. The Company's marketing department is also responsible for continued development of the Company's presence on the Internet.

Clients

During 1996, approximately 150 clients, including many Fortune 1000 corporations, purchased at least $10,000 of the Company's services. The Company's clients operate in a variety of industries and service businesses, and the Company is not dependent on any single industry or service business as a source of clients. Services provided to one client, General Electric Aircraft Engines, a division of General Electric Company ("GEAE"), principally managed services, accounted for 13.6%, 14.8% and 10.3% of the Company's revenues during 1996, 1995 and 1994, respectively, while another accounted for 5.3% of revenues in 1994. No other client accounted for more than 5% of the Company's revenues during 1996, 1995 or 1994. Sales to the Company's top 25 clients totaled 42.7%, 52.4% and 53.6% for 1996, 1995 and 1994, respectively. The loss of GEAE or any other large client or a significant reduction in services provided to any of them could have a materially adverse effect on the Company's results of operations.


Competition

The Company competes in rapidly changing markets that are intensely competitive. These markets are highly fragmented with many direct and indirect
competitors in each of them.   The Company believes that the principal
competitive factors for its services include technical expertise, breadth of service offerings, geographic reach, quality performance, client service and support, reputation, price of services and financial stability. Few competitors, in the Company's view, offer an array of information technology professional services or focus on total connectivity solutions to the extent that the Company does.

The Company's competitors include the services organizations of established computer product manufacturers, VARs, systems integrators and consultants, aggregators, distributors, specific service providers and long distance carriers and RBOCs. Many of the Company's current and potential competitors have substantially longer operating histories and financial, sales, marketing, technical and other competitive resources which are substantially greater than those of the Company. As a result, such competitors may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources than the Company to the Company's markets, either through internal efforts or by forming strategic alliances with hardware or software vendors, telecommunication providers or other competitors of the Company, to offer new or improved services to the Company's clients or to increase their efforts to gain and retain market share through competitive pricing. There can be no assurance that the Company will be able to continue to compete successfully.

Government Regulation

The Company acts as a sales agent with respect to, and in limited circumstances a reseller of, several telecommunications services, including enhanced services, which are unregulated by the Federal Communications Commissions ("FCC") and generally unregulated by the states, and, to a substantially lesser extent, basic services, which are regulated by the FCC and by virtually all of the states. The Telecommunications
Act of 1996 generally preserves the distinction between regulated basic services and unregulated enhanced services. As a result of the Telecommunications Act of 1996 or of current FCC proceedings, it is possible that some services currently treated as unregulated may become subject to regulation in the future. FCC regulation of the Company's services currently does not entail substantial burdens, and the FCC has proposed to reduce many of the burdens that currently exist. At the state level, the regulatory requirements vary.

Providers of basic telecommunications services are required to make contributions to Federal and state universal service funds, and these contribution obligations will likely increase in the future as a result of regulatory changes arising from the Telecommunications Act of 1996. The FCC and the states are in the process of determining the level of and method for calculating required contributions. Depending on the scope of universal service contribution requirements, the Company may decide to refrain from offering some or all basic telecommunications services.

Changes in regulation may affect the competitive environment within which the Company operates. Most importantly, regulatory changes likely will affect the scope of competition in local and long distance telecommunications markets, the circumstances under which local exchange carriers, upon whom the Company and most other telecommunication service providers currently must rely to connect long distance and information services to end-users, may operate in telecommunications markets, and the prices charged for local connections to end-users. These changes may affect the prices paid by the Company for and the quality of the Company's telecommunications offerings, as well as the Company's competitive position vis-a-vis other service providers.

IE and Other Suppliers

The Company utilizes the products and services of leading manufacturers, vendors and distributors of computer hardware, software and peripherals and suppliers of Internet access and other telecommunications services. The Company recommends and outsources the procurement of products for its clients as needed through distributors, primarily IE. The Company believes that IE's product pricing is comparable to other major computer product distributors. During 1996, the Company's clients purchased from IE substantially all of the hardware products required for the Company's projects, although the Company is not contractually obligated to use IE to fulfill its clients' product requirements. The Company does not purchase, take title to and resell products, except on limited occasions under the PBTH program. Instead, the supplier, whether IE or another distributor, VAR or vendor, in effect serves as a subcontractor on a project-specific basis and typically invoices the end-user directly.

Intellectual Property Rights

The Company's client contracts generally provide that the specific deliver-ables, documentation and customized solutions created for the client become the property of the Company's clients, with exceptions, in particular with respect to applications development projects, for certain residual pre-existing rights and generic computer consulting know-how and techniques.
To the extent applicable, the Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property rights, which afford only limited protection. The Company routinely enters into non-disclosure and confidentiality agreements with employees, contractors, consultants and clients. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and there can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

Employees

As of February 28, 1997, the Company employed 1,294 persons, of whom 109 were engaged in sales and marketing (including 19 support staff persons as well as 39 branch practice directors and senior field management personnel who also have management responsibilities), 1,089 were engaged in providing the Company's technical services and training and 96 were engaged in finance, administration and management functions.

None of the Company's employees are covered by a collective bargaining agreement. Most of the Company's employees have executed confidentiality and proprietary rights and/or non-solicitation agreements. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company. There is increasing competition for experienced technical professionals and sales and marketing personnel. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be good.


ITEM 2.  PROPERTIES

The Company does not own any real property and currently either subleases its office space from IE pursuant to the terms of a Space Sharing Agreement or leases space directly from third parties. As of February 28, 1997, the Company subleases from IE approximately 5,000 square feet as its headquarters space in Exton, Pennsylvania. The Company's headquarters, including additional space in the facility available from IE, contains sufficient space for certain of its sales, administrative and technical personnel and its marketing, finance and senior executive staffs. As of February 28, 1997, the Company subleases from IE a total of approximately 96,100 square feet of office space pursuant to the Space Sharing Agreement at 20 of its branch office locations, including Cincinnati and Bettendorf, Iowa (which include the Help Desk Centers) and Houston (which includes the Network Management Center), and leases directly from third parties a total of approximately 21,500 square feet.
The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

There are currently no material legal proceedings pending to which the Company is a party or to which any of its property is subject.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.



                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
   	     RELATED STOCKHOLDER MATTERS


The Company's Common Stock is traded over-the-counter in the Nasdaq National Market (symbol XLCT). As of March 26, 1997, there were 28 shareholders of record representing in excess of 400 beneficial owners.

Set forth below is the range of the high and low sale prices for the Company's Common Stock as reported by Nasdaq during each fiscal quarter within the two most recent fiscal years:


              Quarter ended                    High                Low
     ----------------------------------    ------------       ------------
     December 31, 1996 (from October 17)      $31.75              $26.00

On October 17, 1996, the Company consummated its initial public offering ("IPO") at an initial public offering price of $15 per share. On March 26, 1997, the closing sale price for the Company's Common Stock as reported by Nasdaq was $6.28. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as those listed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Quarterly Results and Seasonality" may have a significant impact on the market price of the Company's Common Stock.

The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.



ITEM 6.  SELECTED FINANCIAL DATA



                                                    Year ended December 31,
                                    -----------------------------------------------------------------
                                      1996          1995            1994        1993         1992
                                    ---------     ---------      ---------    ---------     ---------
                                               (In thousands, except per share data)

Statement of Income Data:
  Revenues                          $ 114,892     $ 79,862       $  50,965     $ 49,653     $  21,909
  Cost of revenues                     81,077       56,327          37,159       33,816        17,262
                                    ---------     --------       ---------     --------     ---------
  Gross profit                         33,815       23,535          13,806       15,837         4,647

  Operating expenses:
   Selling and marketing                8,176        3,975           3,755        3,815         2,511
   General and administrative          12,736        9,178           6,543        5,294         2,259
   Depreciation and amortization        4,782        3,123           1,060          816           396
                                    ---------     --------       ---------     --------      --------
                                       25,694       16,276          11,358        9,925         5,166
                                    ---------     --------       ---------     --------      --------
  Income (loss) from operations         8,121        7,259           2,448        5,912          (519)

  Other expense, net                    3,596        2,578           1,763          941           247
                                    ---------     --------       ---------     --------      --------
  Income (loss) before income taxes     4,525        4,681             685        4,971          (766)

  Provision for income taxes            2,479        2,259             435        2,092          (306)
                                    ---------     --------       ---------     --------      --------
  Net income (loss)                 $   2,046     $  2,422       $     250     $  2,879      $   (460)
                                    =========     ========       =========     ========      ========


  Net income per common share       $    0.14
                                    =========
 Balance Sheet Data: (1)
  Working capital                   $  19,529     $  11,298      $   3,346     $  8,424      $  1,744
  Total assets                         61,667        54,473         31,918       40,034        12,444
  Long-term debt, less current portion    -          39,556         13,282       27,887         7,369
  Shareholders' equity (deficit)       52,286         5,130          2,708        2,458          (421)


__________________
(1)	See Note 1 to the Consolidated Financial Statements for the year ended
December 31, 1996 for information regarding the Company's IPO.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview

The Company's historical financial statements consist of the results of operations and financial condition of the professional services organization of The Future Now, Inc. ("TFN") both prior to and after TFN's acquisition by IE in August 1995, as well as the incremental goodwill and indebtedness associated with that acquisition. The Company's financial statements also include the accounts of IE's telecommunications subsidiary, IntelliCom
Solutions, Inc. ("IntelliCom""), beginning on January 1, 1996.   Prior to
June 1996, IE conducted the Company's businesses through various divisions and subsidiaries. As of May 31, 1996, IE constituted the Company by contributing to it the assets and liabilities related to TFN's professional services business and the stock of IntelliCom and by entering into certain agreements with the Company governing various interim and ongoing relationships between the two companies (the "Formation Transactions").

XLConnect's revenues are generated from the provision of professional services, which include internetworking, applications development, managed services and telecommunications. The Company began offering telecommunications services as of January 1, 1996.

Formation Transactions Allocations. The historical financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from IE in the Formation Transactions. The Company's financial statements are presented as if the Company had existed as a corporation separate from IE during the periods presented and include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methodologies which took into consideration personnel, business volume or other appropriate factors. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the periods presented, and to a greater extent for those prior to January 1, 1996, certain general and administrative expenses reflected in the financial statements include allocations of various corporate expenses from IE using the methodologies referenced above. These allocations generally include administrative expenses related to management personnel, MIS and other miscellaneous services such as accounting, tax, human resources, insurance and legal. In addition, selling and marketing expenses for such periods reflect allocations of IE's total selling and marketing expenses and the assumed fees paid to IE for sales referrals during the corresponding periods. Although the Company believes the allocations and the charges for such services to be reasonable, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been an independent entity and had otherwise contracted for or managed these functions. The Company also received allocations of IE's total vendor funding related to the businesses of the Company and of TFN in the amounts of $1,223,000, $777,992 and $787,568 for 1996, 1995 and
1994, respectively. Except for 1994, these allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN except for funding related to IntelliCom's telecommunications services after January 1, 1996. Due to the sale of the Company's hardware repair services in December 1993, an allocation methodology based on business volumes for 1994 would not have adequately reflected the training associated with the substantial increase in that year of the Company's professional services revenues and the training associated with the redeployment of certain of the Company's technical professionals who had been engaged in hardware repair services. Accordingly, the allocation for 1994 was increased to reflect the additional training and related costs.
Subsequent to the Formation Transactions and the Company's initial public offering, except as set forth in Note 12 to the Company's Consolidated Financial Statements, the Company has managed various required administrative functions using its own resources or contracted with third parties to perform these services and, in addition, has been responsible for the costs and expenses associated with the management of a public corporation. The
Company's goodwill represents an allocation from IE of the Company's share of intangible assets resulting from historical acquisitions by TFN and IE's acquisition of TFN. The goodwill allocation took into consider-ation various factors, which included operating cash flows, revenue streams and employee and client bases.

The provision for income taxes was calculated as if the Company was a stand-alone corporation filing separate Federal and state income tax returns for all periods presented. The Company's intercompany borrowings from IE represent the net cash required by the Company to fund its operations, an allocation of the debt incurred by IE in acquiring TFN and allocations of the debt incurred by TFN in connection with other acquisitions by TFN since 1990.

As a result of the foregoing, the financial information included herein may not necessarily reflect what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented or be indicative of the results of operations, financial position and cash flows of the Company in the future. However, management believes the assumptions underlying the Company's financial statements and all allocations related thereto are reasonable.


Results of Operations

The following table sets forth for the period indicated the percentage of revenues represented by expense items in the Company's Consolidated Statements of Income:

                                                     Year ended December 31,
                                          ---------------------------------------------
                                             1996            1995             1994
                                          ---------------------------------------------
Revenues                                     100.0 %         100.0 %          100.0 %
Cost of revenues                              70.6            70.5             72.9
                                          ------------     -----------      -----------
Gross profit                                  29.4            29.5             27.1

Operating expenses:
 Selling and marketing                         7.1             5.0              7.4
 General and administrative                   11.1            11.5             12.8
 Depreciation and amortization                 4.2             3.9              2.1
                                          ------------     -----------      -----------
                                              22.4            20.4             22.3
                                          ------------     -----------      -----------
Income from operations                         7.0             9.1              4.8

Other expense, net                             3.1             3.3              3.4
                                          ------------     -----------      -----------
Income before income taxes                     3.9             5.8              1.4

Provision for income taxes                     2.1             2.8              0.9
                                          ------------     -----------      -----------
Net income                                     1.8 %           3.0 %            0.5 %
                                          ===========     ============      ===========


The following table sets forth the components of revenues of the Company for the periods presented:

                                                         Year ended December 31,
                             -------------------------------------------------------------------------------
                                      1996                        1995                         1994
                             ------------------------    ------------------------   ------------------------
                              Amount   % of Revenue       Amount    % of Revenue     Amount     % of Revenue
                             --------  --------------    --------  --------------   --------   -------------
Revenues:
 Internetworking            $  30,916      26.9  %       $ 25,106       31.4  %     $  22,619       44.4 %
 Applications development      17,188      15.0            12,518       15.7            8,434       16.5
 Managed services              60,483      52.6            42,238       52.9           19,912       39.1
 Telecommunications             6,305       5.5                 -          -                -          -
                            ---------   ------------     --------    ------------   ---------   ------------
                            $ 114,892     100.0 %        $ 79,862      100.0 %      $  50,965      100.0 %
                            =========   ============     =========   ============   =========   ============

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Revenues. The Company's revenues increased 43.9% for 1996 to $114.9 million from $79.9 million for 1995. The increase in revenues resulted principally from growth in managed services, particularly LAN and desktop support and administration and the PBTH program, and to a lesser extent growth in internetworking and applications development services. The increase was also partly attributable to the introduction of telecommunications services on January 1, 1996, which accounted for $6.3 million, or 5.5% of revenues.

Cost of Revenues. Cost of revenues increased 43.9% for 1996 to $81.1 million from $56.3 million for 1995, primarily as a result of an increased number of technical personnel, due in part to the expansion of the Company's help desk operations, and incremental costs associated with the growth in the PBTH program. The increase also reflects $5.6 million of costs associated with revenue from telecommunications services. Cost of revenues as a percentage of revenues remained nearly constant at 70.6% for 1996 compared to 70.5% for 1995. During the relevant periods, the effect of improved management of funding ancillary costs (e.g., travel, training) via client billings and vendor funding combined with improvements relating to the tracking of warranty repair parts was offset by the introduction of lower margin telecommunications services and growth in certain managed service offerings, primarily the PBTH program and hardware repair, which provide recurring or repeat revenues at lower margins than other Company services.

Selling and Marketing. Selling and marketing expenses increased 105.7% for 1996 to $8.2 million from $4.0 million for 1995 and increased as a percentage of revenues to 7.1% for 1996 from 5.0% for 1995. The increase in dollars and as a percentage of revenues was a result of additional sales personnel as the Company continues to develop its direct sales force. In addition, the dollar increase resulted from the additional commission and bonus expense incurred on the increase in revenues from 1995 to 1996.

General and Administrative. General and administrative expenses increased 38.8% for 1996 to $12.7 million from $9.2 million for 1995. As a percentage of revenues, general and administrative expenses decreased to 11.1% for 1996 from 11.5% for 1995. The dollar increase was due to the incremental costs associated with the introduction of telecommunications services, increased overhead costs required to support the Company's growth and to enable it to operate as a separate company, including an expanded management team, and expanded facility costs to support overall personnel growth. The decrease as a percentage of revenues was attributable to the Company's improved return on fixed costs combined with effective management of variable costs.

Depreciation and Amortization.  Depreciation and amortization increased
53.1% for 1996 to $4.8 million from $3.1 million for 1995. As a percentage of revenues, depreciation and amortization increased to 4.2% for 1996 from 3.9% for 1995. The increase was primarily due to amortization of the incremental goodwill associated with IE's acquisition of TFN in August 1995, combined with depreciation of new computer equipment acquired to support the increased number of technical services personnel and new training rooms to support the Company's applications development service programs.

Income from Operations. Income from operations increased 11.9% for 1996 to $8.1 million from $7.3 million for 1995 and decreased as a percentage of revenues to 7.0% in 1996 from 9.1% in 1995, for the reasons stated above.

Other Expense, Net.  Other expense, net increased 39.5% for 1996 to
$3.6 million from $2.6 million for 1995, primarily as a result of an increase in interest expense. Interest expense for 1996 was $3.3 million, compared to $2.6 million for 1995, as a result of increased intercompany borrowings attributable to IE's acquisition of TFN in August 1995 and incremental debt required to support the Company's higher working capital needs. With the initial public offering net proceeds of $45.1 million, the Company paid off its then outstanding borrowings from IE.

Provision for Income Taxes. Provision for income taxes increased 9.7% for 1996 to $2.5 million from $2.3 million for 1995. The effective income tax rate increased to 54.8% for 1996 from 48.3% for 1995, primarily due to the increase in nondeductible goodwill amortization associated with the acquisition of TFN by IE in August 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Revenues.  Revenues increased 56.7% for 1995 to $79.9 million from $51.0
million for 1994.   The increase resulted principally from increased sales of
existing service offerings, particularly managed services such as the PBTH program, and the LAN and desktop support and administration component of the Company's managed services. The increase was also attributable to the reinstitution on a selective basis of the Company's hardware repair services, effective January 1, 1995, which had been sold in December 1993. During 1995, hardware repair services conducted by managed services' technicians accounted for $6.9 million, or 8.7% of revenues.

Cost of Revenues. Cost of revenues increased 51.6% for 1995 to $56.3 million from $37.2 million for 1994 as a result of the Company's growth in revenues. Cost of revenues as a percentage of revenues decreased to 70.5% in 1995 from 72.9% in 1994. The decrease as a percentage of revenues was primarily attri-butable to the increased utilization of the Company's engineers and technical professionals and a more favorable mix within the Company's LAN and desktop support and administration services and internetworking services, partially offset by an increase in lower margin services such as the PBTH program and hardware repair services.

Selling and Marketing. Selling and marketing expenses increased 5.9% for 1995 to $4.0 million from $3.8 million for 1994, but decreased as a percentage of revenues to 5.0% for 1995 from 7.4% for 1994. The dollar increase was primarily due to increases in sales commissions resulting from higher revenues. The decrease as a percentage of revenues was due to a reduced sales staff following the acquisition of TFN by IE in August 1995 and higher recurring revenues from services such as the PBTH program and network management, which have a lower associated selling expense.

General and Administrative. General and administrative expenses increased 40.3% for 1995 to $9.2 million from $6.5 million for 1994, but decreased as a percentage of revenues to 11.5% for 1995 from 12.8% for 1994. The dollar increase was primarily the result of increased staffing and related personnel costs necessary to manage the Company's revenue growth and incremental costs associated with IE's acquisition of TFN, while the decrease as a percentage of revenues was attributable to the relatively fixed nature of certain general and administrative expenses and effective cost controls.

Depreciation and Amortization.  Depreciation and amortization increased
194.6% for 1995 to $3.1 million for 1995 from $1.1 million for 1994, and increased as a percentage of revenues to 3.9% for 1995 to 2.1% for 1994.
These increases were primarily due to the incremental depreciation attributable to upgraded operating and information systems and expanded facilities necessary to support the growing number of technical services and administrative professionals. The increase also resulted from amortization of the goodwill resulting from IE's August 1995 acquisition of TFN.

Income from Operations. Income from operations increased 196.5% for 1995 to $7.3 million from $2.4 million for 1994 and increased as a percentage of revenues from 4.8% in 1994 to 9.1% in 1995 for the reasons stated above.

Other Expense, Net. Other expense, net increased 46.2% for 1995 to $2.6 million from $1.8 million for 1994 because of higher interest expense resulting from IE's acquisition of TFN in August 1995 and increased working capital requirements in 1995.

Provision for Income Taxes. Provision for income taxes increased 419.3% for 1995 to $2.3 million from $435,000 for 1994 as a result of substantially higher income taxes in 1995. The effective tax rate decreased to 48.3% for 1995 from 63.5% for 1994, primarily due to the higher income before income taxes, which offset the increase in nondeductible goodwill amortization associated with IE's acquisition of TFN in August 1995.

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including the following: changes in the levels of revenues derived from inter-networking, applications development, managed services and telecommunications services; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians on large projects; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; increased expenditures resulting from the continued separation of XLConnect from the direct hardware sale business within IE with respect to which XLConnect shares facilities and related expenses, employee benefits, insurance policies and other services and relies on significantly for sales leads;
the timing of new service offerings by the Company or its competitors; new branch office openings by the Company, the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses; the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services; the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.


The following table presents unaudited quarterly operating results for the Company for the last eight quarters, as well as the percentage of the Company's revenues represented by each expense item. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements and includes all adjustments (consisting solely of normal recurring adjustments) that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles.
Such quarterly results are not necessarily indicative of future results of operations:


                                                                           Quarter ended
                               ----------------------------------------------------------------------------------------------
                                Mar. 31,     June 30,   Sept. 30,    Dec. 31,    Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                  1995         1995       1995         1995        1996        1996        1996        1996
                               ----------    ---------  ---------   ---------   ----------  ----------  ---------  ----------

Revenues                       $   17,665    $  18,944  $  21,019   $  22,234   $   23,718  $   28,283  $  31,644  $   31,247
Cost of revenues                   12,666       13,244     15,093      15,324       17,004      19,370     21,905      22,798
                               ----------    ---------  ---------   ---------   ----------  ----------  ---------  ----------
Gross profit                        4,999        5,700      5,926       6,910        6,714       8,913       9,739      8,449
Operating expenses:
   Selling and marketing              976        1,051        888       1,060        1,539       1,969       2,360      2,308
   General and administrative       1,845        2,136      2,657       2,540        2,444       2,769       3,750      3,773
   Deprecation and amortization       486          625        895       1,117        1,302       1,189       1,080      1,211
                               ----------    ---------  ---------   ---------   ----------  ----------  ---------- ----------
      Total operating expenses      3,307        3,812      4,440       4,717        5,285       5,927       7,190      7,292
                               -----------   ---------  ---------  ----------   ----------  ----------  ----------- ---------
Income from operations              1,692        1,888      1,486       2,193        1,429       2,986        2,549     1,157
Other expense, net                    397          405        725       1,051        1,079       1,133        1,106       278
                               ----------    ---------  ---------  ----------   ----------  ----------  ----------- ---------
Income before income taxes          1,295        1,483        761       1,142          350       1,853        1,443       879
Provision for income taxes            561          741        384         573          291         898          740       550
                               ----------    ---------  ---------  ----------   ----------  ----------  ----------- ---------
Net income                     $      734    $     742  $     377  $      569   $       59  $      995  $      703  $     329
                               ==========    =========  =========  ===========  ==========  =========   ==========  =========


                                                                  Quarter ended
                           ------------------------------------------------------------------------------------------------
                            Mar. 31,      June 30,    Sept. 30,    Dec. 31,     Mar. 31,    June 30,   Sept. 30,   Dec. 31,
                              1995          1995        1995         1995         1996        1996       1996       1996
                           -----------   ----------  ----------  -----------  ----------  ----------  ---------  ----------
Revenues                       100.0%      100.0%      100.0%       100.0%       100.0%      100.0%     100.0%     100.0%
Cost of revenues                71.7        69.9        71.8         68.9         71.7        68.5       69.2       73.0
                           -----------   ----------  ----------  -----------  ----------  ----------  ---------  ----------
Gross profit                    28.3        30.1        28.2         31.1         28.3        31.5       30.8       27.0
Operating expenses:
 Selling and marketing           5.5         5.5         4.2          4.8          6.5         7.0        7.5        7.4
 General and administrative     10.4        11.3        12.6         11.4         10.3         9.8       11.8       12.1
 Deprecation and amortization    2.8         3.3         4.3          5.0          5.0         4.2        3.4        3.8
                           -----------   ----------  ----------- -----------  ----------  ----------  ---------  ----------
    Total operating expenses    18.7        20.1        21.1         21.2         22.3        21.0       22.7       23.3
                           -----------   ----------  ----------- -----------  ----------  ----------  ---------  ----------
Income from operation            9.6        10.0         7.1          9.9          6.0        10.5        8.1        3.8
Other expense, net               2.2         2.2         3.5          4.7          4.6         3.9        3.5        0.9
                           -----------   ----------  ----------- -----------  ----------  ----------  ---------  ----------
Income before income taxes       7.4         7.8         3.6          5.2          1.4         6.6        4.6        2.8
Provision for income taxes       3.2         3.9         1.8          2.6          1.2         3.2        2.4        1.7
                           -----------   ----------  ----------- -----------  ----------  ----------  ---------- ----------
Net income                       4.2%        3.9%        1.8%         2.6%         0.2%        3.4%       2.2%       1.1%
                           ===========   ==========  =========== ===========  ==========  ==========  ========== ==========


Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.

Liquidity and Capital Resources

The Company's operating activities provided cash of $1.6 million in 1996 and used cash of $1.7 million in 1995. The Company generated cash from operating activities in 1996 as a result of an increase in non-cash expenses (principally depreciation and amortization and deferred income taxes) combined with improved management of accounts payable. Cash used in the Company's operating activities in 1995 was due to increased working capital requirements partially offset by a higher level of net income in the period.

The Company's investing activities used cash of $3.9 million in 1996 and provided cash of $635,000 in 1995. Cash used in the Company's investing activities for 1996 related to capital expenditures necessary to support the continued growth in the number of technical service and administrative personnel. Cash provided by the Company's investing activities for 1995 related to the collection of a note receivable relating to a portion of the sales price for its hardware repair services offset partially by capital expenditures necessary to upgrade the Company's operating and information systems and to expand existing facilities to support the growing number of technical service and administrative personnel.

The Company's financing activities provided cash of $5.9 million in 1996 and $1.0 million in 1995. Cash provided by the Company's financing activities in 1996 was the result of $45.1 million of net proceeds resulting from its sale of the 3,330,000 shares of Common Stock pursuant to its IPO.
With these proceeds, the Company paid off its then outstanding indebtedness to IE of approximately $41 million, resulting in a net change in due to parent for the year of approximately $39.2 million. Cash provided by the Company's financing activities in 1995 was due to intercompany borrowings from IE which were partially offset by the repayment of other long-term debt.

The foregoing cash flows are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity throughout the periods presented. For example, for the years presented, the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, the Company had not maintained any cash. As of January 1, 1997, IE no longer provides cash management services to the Company. However, pursuant to an agreement between the companies, IE and XLConnect may make advances to each other bearing interest at market rates.

During 1996, the Company was a party to IE's credit facility (the "IE Credit Facility") with IBM Credit Corporation ("IBMCC"). The IE Credit Facility allows for total borrowings by IE of up to $225 million, subject to a collateral-based formula, and is secured by all of the assets of IE and its subsidiaries, including (until recently, as discussed below) the Company
(the "IE Credit Facility"). During October 1996, IE and IBMCC amended the IE Credit Facility to allow the Company to borrow directly from IBMCC up to $20 million of the total $225 million (the "Sub-facility"), subject to a collateral-based formula, and to limit the Company's joint and several liability to IBMCC at $20 million (whether arising from direct borrowings or a guaranty of IE's outstanding indebtedness). Outstanding balances under the Sub-facility bore interest at the prime rate plus .875% (1.5% prior to November 1, 1996) and the Sub-facility had a maturity date of April 5, 1997. IE was permitted under the IE Credit Facility to borrow up to the total amount of the IE Credit Facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfies its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated October 22, 1996 which permitted IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of March 26, 1997, the Company, IE and IBMCC further amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE under the IE Credit Facility), and the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the "XLC Credit Facility"). Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. Various customary restrictive covenants must also be observed. Concurrent with establishing the XLC Credit Facility, the Company and IE have agreed to amend their Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus
 .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

Additionally, on February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes. Up to $5.5 million is available to be drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750,000 will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of March 26, 1997, $877,000 was outstanding under the Loan. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

During 1997, the Company anticipates making approximately $6 million in capital expenditures, expected to be funded from cash flows from operations and available external financing sources. These expenditures are expected to include the acquisition and implementation of a new remote time, billing and contract management system, additional purchases of computers to support the technical staff and completion of an executive briefing center to be used to demonstrate the Company's network management and help desk capabilities to clients. The Company has no current plans for any additional material capital expenditures through December 31, 1997.

The Company believes that its cash flows from operations, funds available from the XLC Credit Facility and the Loan, and the use of operating or capital leases will be sufficient to satisfy its working capital needs and planned growth through the next twelve months, except to the extent that additional financing may be required in connection with any acquisitions.

Forward-Looking Statements

The matters discussed in this Form 10-K that are forward-looking statements within the meaning of the federal securities laws are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from expected results. Potential risks and uncertainties, the occurrence of one or more of which could have a material adverse effect on the Company, include, without limitation:
the risk of loss of the Company's largest customer, GEAE, with which the Company is currently in discussions regarding continued participation in the PBTH program, or the risk of loss of a portion of the Company's revenues on the renewal of the contract due to pricing changes; risks related to the potential impact on the Company of financial and transactional events and circumstances affecting IE, which has publicly announced that it is exploring strategic alternatives to maximize value to its shareholders;
the impact on the Company if IE does or does not distribute its Common Stock in XLC to IE's shareholders; the risks of any substantial legal proceedings that could be instituted in the future; the effect on the Company, if any, of the resignations in January 1997 of its Chief Executive Officer and another senior executive; the factors described under "Quarterly Results and Seasonality"; and the risk factors described generally in the Company's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with the IPO.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-2 through F-19 and is listed on page F-1.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this item is hereby incorporated herein by reference to the information appearing under the captions "Election of Directors", "Executive Officers" and "Executive Compensation" in the Company's Proxy Statement pursuant to Regulation 14A which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's year ended December 31, 1996.


ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is hereby incorporated herein by reference to the information appearing under the caption "Executive Compensation" in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's year ended December 31, 1996.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is hereby incorporated herein by reference to the information appearing under the caption "Security Ownership of Certain Beneficial Owners, Directors and Management" in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's year ended December 31, 1996.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Company's year ended December 31, 1996.


                                 PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)        The following documents are filed as part of this report:

     (1)   Financial statements:

           Independent Auditors' Report

           Consolidated Balance Sheets, December 31, 1996 and 1995

           Consolidated Statements of Income, Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Shareholders' Equity, Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows, Years ended
           December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


(b)  Exhibits

     3.1   --   Articles of Incorporation of the Company, as amended**

     3.2   --   By-Laws of the Company*

     4.1   --   Specimen Stock Certificate****

    10.1   --   Contribution Agreement between IE, TFN, The Future Now,
                Inc. of Arkansas and the Company dated as of May 31, 1996**

    10.2   --   1996 Long-Term Incentive Plan (including form of option
                agreement)**

    10.3   --   Services Agreement between the Company and IE dated
                as of October 22, 1996*****

    10.4   --   Space Sharing Agreement between the Company, IE and
                TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996*****

    10.5   --   Tax Allocation Agreement between the Company, IE and IE's
                other subsidiaries effective as of January 29, 1995*****

    10.6   --   Stock Registration and Option Agreement between the
                Company, IE and The  Future Now, Inc. of Arkansas dated as of
                May 31, 1996, and Amendment No. 1 thereto dated as of
                February 28, 1997*****

    10.7   --   Indemnification Agreement between the Company and
                IE dated as of October 22, 1996*****

    10.8   --   Offer Letters for Executive Officers of the Company**

    10.9   --   Amended Credit Agreement between IBMCC and IE and the Company creating the $20 million Sub-facility*****

   10.10   --   Intercompany Debt Agreement  dated October 22, 1996 by and between IE and the Company*****

   10.11   --   Services Agreement for Telecommunications Services
                by and between XLConnect Services, Inc. (a wholly-owned subsidiary of the Company formerly named IntelliCom Solutions, Inc.) and IE dated as of January 1, 1996*****

    11.0   --   Schedule of Computation of Net Income Per Common  Share

    23.1   --   Independent Auditors' Consent

    27.1   --   Financial Data Schedule (submitted electronically only to
                Securities and Exchange Commission)

_______________________
*     Included in the Company's Registration Statement on Form S-1
      (No. 333-08735) filed  on July 24, 1996.
** Included in Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on September 16, 1996.
*** Included in Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on October 3, 1996.
**** Included in Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on October 15, 1996.
***** Included in the Company's Quarterly Report on Form 10-Q filed on December 2, 1996.


(c)   Reports filed on Form 8-K

      No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.



                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 1997.

                                   XLCONNECT SOLUTIONS, INC.

                                   By: /s/    Timothy W. Wallace
                                       ----------------------------
                                          Timothy W. Wallace
                                          President and Chief
                                          Operating Officer


Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                      Title                         Date
     ---------                      -----                         ----

/s/    Richard D. Sanford         Chairman of the Board         March 31, 1997
------------------------------
     Richard D. Sanford

/s/   Timothy W. Wallace          President and
-----------------------------     Chief Operating Officer;      March 31, 1997
     Timothy W. Wallace           Director (principal
                                  executive officer)

/s/   Stephanie D. Cohen          Executive Vice President,
-----------------------------     Finance and                   March 31, 1997
     Stephanie D. Cohen           Chief Financial Officer
                                  (principal financial
                                   officer and principal
                                   accounting officer)

/s/   Barry M. Abelson            Director                      March 31, 1997
----------------------------
     Barry M. Abelson

/s/   J.B. Doherty                Director                      March 31, 1997
----------------------------
     J.B. Doherty

/s/   William E. Johnson          Director                      March 31, 1997
----------------------------
     William E. Johnson

/s/   John A. Porter             Director                       March 31, 1997
-----------------------------
     John A. Porter




                         XLCONNECT SOLUTIONS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS







Independent Auditors' Report .......................................   F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995 .......   F-3

Consolidated Statements of Income for the Years Ended
     December 31, 1996, 1995 and 1994 ..............................   F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 1996, 1995 and 1994 ..............................   F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994 ..............................   F-6

Notes to Consolidated Financial Statements .........................   F-7














                             INDEPENDENT AUDITORS' REPORT



The Board of Directors
XLConnect Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of XLConnect Solutions, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three- year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XLConnect Solutions, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                KPMG Peat Marwick LLP




Cincinnati, Ohio
February 7, 1997, except as to Note 14,
which is as of March 26, 1997.


                                                 XLCONNECT SOLUTIONS, INC.
                                                CONSOLIDATED BALANCE SHEETS
                                          (In thousands, except share-related data)

                                                                      December 31,
                                                              ---------------------------
                                                                 1996             1995
                                                              -----------      ----------
ASSETS
Current assets:
 Cash and cash equivalents                                     $    3,467      $    -
 Trade accounts receivable, less allowance of $1,072 and $710
   at December 31, 1996 and 1995, respectively                     23,063         18,460
 Deferred tax asset                                                 1,225          2,210
 Prepayments and other current assets                               1,155            415
                                                               ----------      ---------
   Total current assets                                            28,910         21,085

Property and equipment, net of accumulated depreciation             4,985          4,389
Intangible assets, net of accumulated amortization                 27,006         28,456
Other long-term assets                                                766            543
                                                               ----------      ---------
Total assets                                                   $   61,667       $ 54,473

                                                               ==========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                             $      67        $    113
 Accounts payable                                                  3,144           2,705
 Accrued expenses                                                  4,464           5,525
 Deferred income and other                                         1,449           1,444
 Due to parent                                                       257               -
                                                               ---------        --------
   Total current liabilities                                       9,381           9,787
                                                               ---------        --------
Long-term liabilities:
 Long-term debt                                                       -              101
 Due to parent                                                        -           39,455
                                                               ---------        --------
   Total liabilities                                               9,381          49,343

Commitments and contingencies  (Notes 6,13 and 14)

Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares
   no shares issued and outstanding as of December 31, 1996
   and 1995
 Common stock, $.01 par value, 100,000,000 shares authorized;
   16,655,000 shares issued and outstanding as of
   December 31,  1996; no shares issued and outstanding
   as of December 31, 1995                                           166               -
 Additional paid-in capital                                       50,074               -
 Retained earnings                                                 2,046               -
 Shareholder's net investment                                         -             5,130
                                                               ---------        ---------
   Total shareholders' equity                                     52,286            5,130
                                                               ---------        ----------
Total liabilities and shareholders' equity                     $  61,667        $  54,473
                                                               =========        ==========

          See accompanying notes to Consolidated Financial Statements.


                           XLCONNECT SOLUTIONS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)




                                                    Year Ended December 31,
                                         -----------------------------------------
                                            1996           1995             1994
                                         ---------       ---------       ---------
Revenues                                 $ 114,892       $  79,862       $  50,965
Cost of revenues                            81,077          56,327          37,159
                                         ---------       ---------       ---------
Gross profit                                33,815          23,535          13,806

Operating expenses:
 Selling and marketing                       8,176           3,975           3,755
 General and administrative                 12,736           9,178           6,543
 Depreciation and amortization               4,782           3,123           1,060
                                         ---------       ---------       ---------
                                            25,694          16,276          11,358
                                         ---------       ---------       ---------
Income from operations                       8,121           7,259           2,448

Other expense, net:
 Interest                                    3,257           2,591           1,799
 Other                                         339             (13)            (36)
                                         ---------       ---------       ---------
                                             3,596           2,578           1,763
                                         ---------       ---------       ---------
Income before income taxes                   4,525           4,681             685

Provision for income taxes                   2,479           2,259             435
                                         ---------       ---------       ---------
Net income                               $   2,046       $   2,422       $     250
                                         =========       =========       =========


Earnings per common share and share equivalents:
 Net income per common share             $    0.14

 Weighted average number of common shares
    and share equivalents outstanding       14,448




See accompanying notes to Consolidated Financial Statements.



                                    XLCONNECT SOLUTIONS, INC.
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (In thousands)


                                                                     Additional              Shareholder's
                               Preferred Stock     Common Stock        Paid-in     Retained       Net
                               Shares   Amount    Shares   Amount      Capital     Earnings    Investment    Total
                              -------- --------  -------- ---------  ----------   -----------  ------------ ---------

Balance, December 31, 1993          -  $     -    $     -   $    -    $      -    $       -    $   2,458    $  2,458

  Net income                        -        -          -        -           -            -          250         250
                              -------- --------   --------  --------  ----------  ----------   -----------  ---------
Balance, December 31, 1994          -        -          -        -           -            -        2,708       2,708

  Net income                        -        -          -        -           -            -        2,422       2,422
                              -------- --------   --------  --------  ----------  ----------   -----------  ---------

Balance, December 31, 1995          -        -          -        -           -            -        5,130       5,130

  Initial issuance of stock         -        -          1        -           -            -           -        5,130
  Contribution of shareholder's
  net investment                    -        -          -         -       5,130           -       (5,130)         -
  Stock Split                       -        -     13,324       133        (133)          -           -           -
  Public issuance of stock,
   net of expenses                  -        -      3,330        33      45,077           -           -       45,110
  Net income                        -        -          -         -          -        2,046           -        2,046
                              -------- --------   --------  ---------  ---------  ----------    ----------  ---------
 Balance, December 31, 1996         -  $     -     16,655   $   166    $ 50,074   $   2,046      $    -     $ 52,286
                              ======== ========   ========  =========  =========  ==========     =========  ========





See accompanying notes to Consolidated Financial Statements.

                        XLCONNECT SOLUTIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                               Year Ended December 31,
                                                          ----------------------------------
                                                            1996           1995       1994
                                                          --------       --------    -------
Cash flows from operating activities:
  Net income                                              $  2,046       $  2,422    $   250
  Adjustments to reconcile net income
     to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                        4,782          3,123      1,060
        Goodwill impairment                                      -              -        583
        Loss on disposal of property and equipment               5             20          1
        Provision for allowance on trade account receivable    441            335        141
        Deferred income taxes                                  957           (278)      (860)
        Changes in assets and liabilities, net of effects
        of acquisition:
           Trade accounts receivable                        (5,044)         (4,576)     (493)
           Prepayments and other current assets               (740)            505      (730)
           Other long-term assets                             (195)            500     3,138
           Accounts payable                                    439          (5,809)    3,373
           Accrued expenses                                 (1,061)          2,614      (893)
           Deferred income and other                             5            (528)    1,311
                                                          --------       ---------   --------
 Net cash provided by (used in) operating activities         1,635          (1,672)     6,881
                                                          ---------      ---------   --------

 Cash flows from investing activities:
  Purchases of property and equipment                       (3,933)         (2,148)    (2,963)
  Repayment of note receivable                                   -           2,783      8,239
                                                          ---------      ---------   --------
Net cash provided by (used in) investing activities         (3,933)            635      5,276
                                                          ---------      ---------   --------

 Cash flows from financing activities:
  Net repayments of long-term debt                            (147)         (2,495)    (2,692)
  Net changes in due to parent                             (39,198)          3,532     (9,465)
  Net proceeds from common stock issuance                   45,110               -         -
                                                          --------       ---------   --------
 Net cash provided by (used in) financing activities         5,765           1,037    (12,157)
                                                          --------       ---------   --------

 Net change in cash and cash equivalents                     3,467              -          -

  Cash and cash equivalents-beginning of year                    -              -          -
                                                          --------       ---------   --------
  Cash and cash equivalents-end of year                   $  3,467       $    -      $     -
                                                          ========       =========   ========

       See accompanying notes to Consolidated Financial Statements


                                 XLCONNECT SOLUTIONS, INC.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (All dollars in thousands, except per share data)


Note 1.  Operations, Formation and Initial Public Offering

XLConnect Solutions, Inc. (the Company), through its wholly-owned subsidiary, XLConnect Systems, Inc., provides enterprise-wide total connectivity to its clients offering comprehensive services in four primary service areas: (i) internetworking services under which the Company designs and implements solutions to address all aspects of its clients' enterprise-wide networks or any component thereof; (ii) applications development services through which the Company customizes and adapts proven software to meet clients' needs and offers training to support these solutions; (iii) managed services under which the Company helps clients organize their technology resources, outsource multiple aspects of their information technology functions and minimize support costs from the desktop through the LAN and WAN; and (iv) telecommunications services, introduced on January 1, 1996, which include the provision of data, video and voice transmission services.

The accompanying Consolidated Financial Statements as of and for the year ended December 31, 1996 include the accounts of the Company and its wholly-owned subsidiaries which incorporates the operations of the Professional Services Organization (PSO) of IntelliCom Solutions, Inc. (IntelliCom), formerly a wholly-owned subsidiary of Intelligent Electronics, Inc. (IE).
All material transactions between entities included in these financial statements have been eliminated. The accompanying Combined Financial Statements of the Company as of and for the years ended December 31, 1995 and 1994 include the combined operations of the PSO of The Future Now, Inc. (TFN) and IE. TFN established the PSO in 1990 and was acquired by IE in August
1995. Prior to January 1, 1996, the Company had no separate legal status or existence. The Company was incorporated under the laws of the Commonwealth of Pennsylvania in January 1996 and issued 1,000 shares of Common Stock to IE at such time in connection with its initial capitalization. The Company changed its name to XLConnect Solutions, Inc. in May 1996. In addition (i) as of May 31, 1996, IE contributed to the Company the Stock of IntelliCom and the assets and liabilities, including debt, relating to the PSO business, and began accumulating its retained earnings and (ii) the Company and IE entered into certain contractual arrangements effective as of the date set forth on each agreement for the purpose of defining certain relationships between them (see Note 12) and (iii) on September 6, 1996, the Company effected a 13,325-for-1 stock split of the Company's issued and outstanding shares of Common Stock. On October 17, 1996, the Company consummated an initial public offering (IPO) of 3,330,000 of its authorized and unissued shares of Common Stock, or approximately 20% of the Company's outstanding shares after the IPO, at an initial public offering price of $15 per share. Approximately $41,000 of the total net proceeds of $45,110 were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds to be used for working capital and general corporate purposes. As a result of the IPO, the Company currently is an indirect, 80%-owned subsidiary of IE.

The Company's operations are subject to certain risks and uncertainties including, among others, actual or prospective competition by entities with greater financial resources, experience and market presence than the Company, risks associated with growth, and risks associated with technology and regulatory matters.


Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements consist of the financial statements of the Company as described in Note 1. The combined statements are presented as if the Company had existed as a corporation separate from IE, and include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume


                          XLCONNECT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All dollars in thousands, except per share data)

Note 2.	Summary of Significant Accounting Policies (continued)

or other appropriate factors. As part of IE's central cash management system, all cash generated from and cash required to support the Company's operations were deposited and received through IE's corporate operating cash accounts. As a result, there were no separate bank accounts or accounting records for these transactions. Accordingly, the amounts represented by the caption "Net changes in due to parent" to the Company's Consolidated Statements of Cash Flows represent the net effect of all cash transactions between the Company and IE. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the periods presented, certain general and adminis-trative expenses reflected in the financial statements include allocations of certain corporate expenses from IE. These allocations took into considera-tion personnel, business volume or other appropriate bases and generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. It is management's opinion that the expenses charged to the Company are reasonable.

Interest expense shown in the financial statements reflects interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries for each of the periods presented. Additionally, income taxes are calculated on a separate tax return basis. Management believes that such allocations are reasonable.

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone publicly-held corporation during the periods presented.

Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate.
Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for as a reduction of cost of revenues, capitalized costs or selling and marketing expenses according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company and of TFN in the amounts of $1,223, $778 and $788 for 1996, 1995 and 1994, respectively.
Except for 1994, these allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN except for funding related to IntelliCom's telecommunications services after January 1, 1996. Due to the sale of the Company's hardware repair services in December 1993, an allocation methodology based on business volumes for 1994 would not have adequately reflected the training associated with the substantial increase in that year of the Company's professional services revenues and the training associated with the redeployment of certain of the Company's technical professionals who had been engaged in hardware repair services. Accordingly, the allocation for 1994 was increased to reflect the additional training and related costs.


                            XLCONNECT SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All dollars in thousands, except per share data)

Note 2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents comprise the Company's cash balances and short-term investments with an initial maturity of less than ninety days.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Charges for repairs and maintenance are expensed as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in operations. Depreciation is provided on a straight-line basis, over the estimated useful lives of the depreciable assets, principally three to seven years.

Costs in Excess of Net Assets Acquired

Intangible assets, composed of costs in excess of net assets acquired, represent allocations from IE relating to the Company's share of IE's historical acquisitions. The allocations took into consideration various factors, which include, among other things, operating cash flows, revenue streams and client and employee bases. Costs in excess of net assets acquired are being amortized on a straight-line basis over the expected period to be benefited, twenty years. The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

Income Taxes

The provision for income taxes of the Company for Federal and state income taxes has been calculated as if the Company were a stand-alone corporation filing separate tax returns.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS), No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109, deferred tax assets and liabilities are recorded for temporary differences which enter into the determination of taxable income in different periods for financial reporting and income tax purposes.

Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instru-ments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Cash and Cash Equivalents, Trade Accounts Receivable and Accounts Payable - The carrying amount of these items are a reasonable estimate of their fair value due to the short-term maturity of these instruments.

Long-Term Debt and Due to Parent - Rates currently available to the Company for debt with similar terms are used to estimate its fair value. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.


                            XLCONNECT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All dollars in thousands, except per share data)

Note 2.	Summary of Significant Accounting Policies (continued)

Net Income Per Common Share

Net income per common share is based on the weighted average number of shares of common stock and common stock equivalents outstanding for each period. The per share calculation includes the effect of the Company's 13,325-for-1 stock split of common stocks prior to the IPO.

Reclassifications

Certain amounts in prior years have been reclassified to conform with the current year's presentation.


Note 3.	Allowance for Trade Accounts Receivable

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31 was as follows:

                                   1996      1995      1994
                                 --------  --------  --------

Balance at beginning of period   $   710   $   158   $   101
  Charged to expense                 441       335       141
  Charged to other accounts           -        257        -
  Deductions/write-offs              (79)      (40)      (84)
                                 --------  --------  --------
Balance at end of period         $ 1,072   $   710   $   158
                                 ========  ========  ========


Note 4.	Property and Equipment

Net property and equipment is comprised of the following as of December 31:

                                                        1996          1995
                                                      -------        -------
 Office equipment                                    $10,177        $ 6,638
 Computer software                                       321            231
 Leasehold improvements                                  593            552
 Equipment under capital leases                          347            363
                                                      -------        -------
                                                      11,438          7,784
 Less:  Accumulated depreciation                       6,453          3,395
                                                      -------        -------
                                                     $ 4,985        $ 4,389
                                                      =======        =======


                             XLCONNECT SOLUTIONS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All dollars in thousands, except per share data)

Note 5.	Intangible Assets

Net intangible assets is comprised of the following as of December 31:

                                        1996           1995
                                      --------       --------
Goodwill                              $ 29,000       $ 29,000
Less:  Accumulated amortization          1,994            544
                                      --------       --------
                                      $ 27,006       $ 28,456
                                      ========       ========

Approximately $22,000 of goodwill was allocated by IE resulting from IE's stock acquisition of TFN made in August 1995.


Note 6.	Debt and Lease Obligations

For purposes of the financial statements presented herein, amounts Due to Parent represent intercompany borrowings from IE necessary to fund the Company's operations and acquisitions since its inception in 1990. The balance as of December 31, 1995 was classified as noncurrent since there were
no repayment terms between IE and the Company.   Interest expense charged
to the Company was based on the weighted average interest rates on IE's borrowings (9.75%, 10.1% and 8.4% in 1996, 1995 and 1994, respectively).
The Company's portion of IE's consolidated debt at December 31, 1996 was $257.

During 1996, the Company was a party to IE's credit facility with IBM
Credit Corporation (IBMCC). The IE credit facility allows for total borrowings by IE of up to $225,000, subject to a collateral-based formula, and is secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE and IBMCC amended the IE credit facility to allow the Company to borrow directly from IBMCC up to $20,000 of the total $225,000, subject to a collateral-based formula (the Sub-facility) and to limit the Company's joint and several liability with IE to IBMCC at $20,000 (whether arising from direct borrowings or a guaranty of IE's outstanding indebtedness). Outstanding balances under the Sub-facility initially bears interest at the prime rate plus .875% (1.5% prior to November 1, 1996) and the Sub-facility has a maturity date of April 5, 1997. IE is permitted under its credit facility to borrow up to the total amount of the credit facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfies its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated October 22, 1996 which permits IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. See Note 14 for subsequent events.



                            XLCONNECT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All dollars in thousands, except per share data)


Note 6.	Debt and Lease Obligations (Continued)

The Company leases certain equipment and facilities under operating leases with IE or a third party. At December 31, 1996, the Company's portion of future minimum payments under noncancellable leases with initial or remaining terms in excess of one year are as follows:

             1997                      $1,739
             1998                       1,471
             1999                       1,378
             2000                       1,143
             2001                         848
             Thereafter                 1,696
                                       ------
                                       $8,275
                                       ======

Rent expense for 1996, 1995 and 1994  was $1,346, $692 and $561, respectively.

The Company has certain usage fee or sub-lease arrangements for computer desktop equipment with IE. At December 31, 1996, the Company's future minimum lease payments under these agreements are as follows:

             1997                     $ 12,119
             1998                        7,954
             1999                        3,183
                                      --------
                                      $ 23,256
                                      ========

Rent expense under these agreements for 1996, 1995 and 1994 was $11,407, $6,465 and $1,785, respectively.


Note 7.	Income Taxes

Income tax expense (benefit) for the years ended December 31 consist of the following:


                                   1996      1995      1994
                                 --------  --------  --------
Current:
   Federal                       $ 1,219   $ 2,032   $ 1,037
   State                             303       505       258
                                 --------  --------  --------
                                   1,522     2,537     1,295

Deferred:
   Federal                           767      (223)     (689)
   State                             190       (55)     (171)
                                 --------  --------  --------
                                     957      (278)     (860)
                                 --------  --------  --------
                                 $ 2,479   $ 2,259   $   435
                                 ========  ========  ========



                          XLCONNECT SOLUTIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (All dollars in thousands, except per share data)


Note 7.	Income Taxes (continued)

A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:


                                           1996         1995        1994
                                          -------       -------    -------

 Statutory U.S. Federal tax rate         $  1,584      $  1,638    $    240
 Amortization of intangibles                  508           313         128
 State and local income tax, net
  of Federal benefit                          320           292          57
 Other, net                                    67            16          10
                                          -------       -------     -------
                                         $  2,479      $  2,259    $    435
                                          =======       =======     =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1996 and 1995 are presented below:

                                             1996                1995
                                          ----------          -----------

Deferred Tax Asset:
   Trade accounts receivable allowance    $    431            $    285
   Depreciation                                549                 521
   Accrued expenses                            252               1,027
   Deferred income                             542                 580
   Other                                         -                 318
                                          ----------          -----------
                                          $  1,774            $  2,731
                                          ==========          ===========

Based upon the level of historical taxable income and assumptions regarding future taxable income over the periods which the deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences; therefore, no valuation allowance has been established.

The Company and IE have entered into a Tax Allocation Agreement to provide for (i) the allocation of payments of taxes for periods during which the Company and IE are included in the same consolidated group for Federal income tax purposes or the same consolidated, combined or unitary tax returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For periods during which the Company is included in the aforementioned returns, the Company will be required to pay to IE its allocable portion of the consolidated
Federal income and state tax liability and will be entitled to receive from IE its allocable share of any tax benefit attributable to the use of the Company's losses, if any. The Company will be responsible for the filing of Federal, state, local and foreign tax returns and related liabilities for itself for all periods, to the extent not included in IE's combined or consolidated tax returns. Notwithstanding the Tax Allocation Agreement, under Federal income tax law, each member of a consolidated group for Federal income tax purposes is also jointly and severally liable for the Federal income tax liability of each other member of the consolidated group. Similar rules may apply under state income tax laws.


                             XLCONNECT SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (All dollars in thousands, except per share data)

Note 8.   Supplemental Cash Flow Information

The Company's non-cash investing activities for the years ended December 31 were as follows:

                                                        1996     1995      1994
                                                      --------  --------  --------
     Details of Investing Activities:
       Allocation of goodwill                         $    -    $ 22,819  $   -
                                                      ========  ========  ========

     Details of Financing Activities:
       Contribution of shareholder's
        net investment (Note 1)                       $ 5,130   $    -     $  -
                                                      ========  ========  ========

As a result of the Company participating in IE's central cash management system, through December 31, 1996, the Company made no cash payments for interest and income taxes.


Note 9.	   Preferred Stock

The Company has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix and determine the relative voting rights, preferences and limitations of each class or series so authorized without any further vote or action by the shareholders. The Board of Directors may issue Preferred Stock with voting rights and conversion rights which could adversely affect the voting power of the holders of the Company's
Common Stock and have the effect of delaying or preventing a change in the control of the Company. As of December 31, 1996, no shares of Preferred
Stock are outstanding and the Company has no current intention to issue any shares of Preferred Stock.


Note 10.	   Significant Client

Sales to one customer accounted for approximately 13%, 15% and 10% of the Company's revenue for 1996, 1995 and 1994, respectively. Currently, the Company is negotiating a three year renewal with this customer, which could potentially result in a reduction of revenues due to a pricing change in the contract.


Note 11.	  Employee Benefit Plans

The Company participates in IE's 401 (k) tax deferred savings plan (the Plan) permitting eligible employees to defer a portion of their total compensation through contributions to the Plan. The Company matches $0.50 for each dollar contributed by participants subject to certain limitations. The Company's contributions under the Plan for 1996, 1995 and 1994 were $549, $172 and $107, respectively.



                         XLCONNECT SOLUTIONS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (All dollars in thousands, except per share data)

Note 11.  Employee Benefit Plans (continued)

In June 1996, the Company adopted the 1996 Long-Term Incentive Plan (the
Plan) permitting the grant of any or all of the following types of awards (Awards): (i) stock options, including non-qualified and incentive stock options (NQSOs and ISOs); (ii) stock appreciation rights; (iii) restricted stock; (iv) long-term performance awards; (v) performance shares; and
(vi) performance units to employees and directors of the Company and IE. A total of 3,000,000 shares of the Company's Common Stock have been reserved for grant under the Plan. This plan is intended to provide an incentive for employees and directors to maximize their efforts and enhance the success of the Company. Options will generally be granted by the Company's Compensation and Benefits Committee of the Board of Directors at option prices equivalent to or greater than the fair market value of the underlying Common Stock at the date of grant; provided that no options will become exercisable for a period of two years from the date of the IPO, which period may be extended for one additional year by the Compensation and Benefits Committee at the direction of IE. The options vest evenly over four years and expire ten years after the date of grant, subject to earlier termination and other provisions relating to the cessation of employment.

SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the existing rules and disclose pro forma net income and income per share assuming the fair value method had been applied. As provided for by this statement, the Company will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, relating to its stock-based compensation plan.

Transactions with respect to stock options during 1996 are as follows:

                                                       Weighted
                                       Number           Average
                                     Of Shares        Option Price
                                     ---------        ------------
Outstanding, December 31, 1995              -          $       -
  Options Granted                    2,584,250              11.73
                                     ---------        ------------
Outstanding, December 31, 1996       2,584,250         $    11.73
                                     =========        ============

Exercisable, December 31, 1996              -                  -
                                     =========        ============

The following table summarizes information regarding stock options at December 31, 1996:

                                            Options Outstanding                     Options Exercisable
                   --------------------------------------------------------   -----------------------------------
                       Number         Weighted-Average       Weighted           Number           Weighted
   Range            Outstanding           Remaining           Average         Outstanding         Average
Exercise Prices     at 12/31/96       Contractual Life      Exercise Price    at 12/31/96       Exercise Price
----------------   ---------------  --------------------    ---------------   -------------    ---------------

$      9.35          1,495,000             9.75 years          $     9.35             -              -
$     15.00          1,089,250             9.80                $    15.00             -              -
                   --------------                                             ---------------
                     2,584,250                                                        -
                   ==============                                             ===============


                           XLCONNECT SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All dollars in thousands, except per share data)

Note 11.  Employee Benefit Plans (continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: zero percent dividend yield; expected volatility of 45%; risk-free interest rate 6.2%; and expected lives of 2.6 and 2 years for the 1996 grants to certain officers at $9.35 and the remaining 1996 grants to employees and directors at $15.00, respectively.

Pro forma results of operations of the Company for 1996, assuming the adoption of SFAS No. 123, is as follows:

            Net income                      $   1,481
                                            =========

            Net income per common share     $    0.10
                                            =========

Note 12.	   Related Party Transactions

The Company and IE have entered into a number of agreements, in addition to the Intercompany Debt Agreement and Tax Allocation Agreement referred to herein, for the purpose of defining certain relationships between them. As a result of IE's approximately 80% ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arms-length negotiation. The following summaries of these agreements are qualified in all material respects by the terms and conditions of the agreements.

Services Agreement

The Company and IE have entered into a Services Agreement pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance and risk management, employee benefit administration and similar administrative and management services, that IE has historically provided to the Company, and the Company will continue on an interim basis to provide service call support to IE.
The Company will pay the direct costs of these services provided by IE, and IE will pay the Company for service call support at the Company's standard billing rates. To the extent that the direct costs of the services provided by IE cannot be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. The Services Agreement also provides that IE will furnish additional services as may be reasonably requested by the Company on similar terms. The Services Agreement will automatically terminate on (i) the occurrence a pro rata distribution to IE's shareholders of its remaining shares by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice, except that no such written notice will result in termination prior to January 1, 1997.


                             XLCONNECT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All dollars in thousands, except per share data)

Note 12.	   Related Party Transactions (continued)

Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request. In the case of the Company, such advances would be made as directed or within specific parameters prescribed by its Board of Directors. Interest is payable monthly in arrears at market rates on all net advances by the Company or IE, as the case may be, and, prior to termination of the Services Agreement, will be accounted for as additional advances. Advances will be repayable on the date specified in the request for such advance. Funds advanced by the Company to IE will not be segregated from other funds of IE, and IE may use such funds for its own benefit, subject to certain limitations under the IBMCC.

Consequently, the Company will be subject to risk of loss in respect of such funds. Upon termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

In addition, the Service Agreement also provides that IE will permit employees of the Company to continue to participate in the benefit plans and programs sponsored by IE until the termination of the Services Agreement.

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

The Services Agreement further provides that the Company will continue to receive from IE for an interim period, consistent with past practices, a portion of the funds received from IE from vendors for training, capital expenditures and marketing programs.

Space Sharing Agreement

The Company and IE have entered into a Space Sharing Agreement providing for the sharing by the Company and IE of certain office facilities, including the offices located in Exton, Pennsylvania at which the Company's and IE's principal executive offices are located. Under the Space Sharing
Agreement, the costs associated with leasing and maintaining facilities will, in general, be allocated between the Company and IE on a pro rata basis determined by the square footage utilized by each company or the number of employees of each company at the specified location, in accordance with historical practice. The Company's rights to use portions of the shared facilities leased from third parties and the corresponding obligations to pay for such use, may be terminated as to any such facility by either the Company or IE on 90 days' prior written notice.

Indemnification Agreement

The Company and IE have also entered into an Indemnification Agreement which, among other things and subject to limited exceptions, the Company is required to indemnify IE and its directors, officers, employees, agents and representatives for all liabilities relating to the Company's business and operations and for all contingent liabilities relating to the Company's business and operations or otherwise assigned to the Company. In addition, indemnification will be granted to IE for liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement with respect to the Company's IPO.



                             XLCONNECT SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All dollars in thousands, except per share data)

Note 12.	   Related Party Transactions (continued)

The Indemnification Agreement also provides that each party thereto (the Obligor Party) (i) will use reasonable efforts to obtain the release of the other party thereto (Guarantor Party) from its obligations under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party (except with respect to the Company's guarantee obligations with respect to the Sub-facility and IE's guarantee obligations with respect to XLC's new credit facility with IBMCC that replaces the Sub-facility),
(ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and
(iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

Stock Registration and Option Agreement

Pursuant to the terms of the Stock Registration and Option Agreement with
IE, the Company has provided IE with certain registration rights, including demand registration rights and certain "piggy-back" registration rights, with respect to common stock owned by IE after the IPO. The Company's obligation is subject to certain limitations relating to a minimum amount of common stock required for registration, the timing of registration and other similar matters. The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and
certain legal fees and expenses.   The Company also has granted to IE,
pursuant to the Stock Registration and Option Agreement, during the period between the completion of the IPO and the earlier to occur of (i) the completion of the Distribution and (ii) the sale by IE of such number of shares of Common Stock that IE is no longer to make the Distribution tax free or to include the Company in IE's consolidated Federal income tax return, a continuous, cumulative option to purchase from the Company at then-current market prices such number of shares of Common Stock as IE may determine to be necessary (a) to allow IE to continue to include the Company in IE's consolidated Federal income tax return or (b) to increase the likelihood that the Distribution would be tax-free to IE and its shareholders. This number of shares is expected to be the number necessary for IE to continue to own at least 80% of the outstanding shares of Common Stock. The option may only be exercised upon the original issuance of shares by the Company. In the event that any shares of Common Stock are issued prior to the Distribution upon the exercise of any option granted under the Company's 1996 Long-Term Incentive Plan and such issuance would otherwise prevent IE from continuing to include the Company in IE's consolidated Federal income tax return or effecting the Distribution on a tax-free basis, the option described in the immediately preceding sentence will automatically deemed to have been exercised in respect of a number of shares of shares of Common Stock equal to four times the number of shares of Common Stock issued upon the exercised of the option granted under the 1996 Long-Term Incentive
Plan unless IE shall have earlier terminated such automatic exercise feature.

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services provided by the Company under the services agreement include the transmission of voice, data, video and other information as well as enhanced telecommunication services such as frame relay and asynchronous transfer mode transmission services.
The services provided by the Company also include capacity planning, call accounting, network design and similar services. During 1996, total revenues received from IE was $2,436. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI. The services agreement has a term of five years and will renew automatically for six successive two year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunica-


                              XLCONNECT SOLUTIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (All dollars in thousands, except per share data)

Note 12.	   Related Party Transactions (continued)

tions services that in quantity, quality and duration are equal to or better than the services then being provided to IE by the Company at a price of 5% or more below the price the Company charges for such services and the Company does not match the offer.


Note 13.	  Contingencies

The Company continuously evaluates contingencies based upon the best
available evidence.   Management believes that allowances for loss have been
provided to the extent necessary and that its assessment of contingencies is reasonable.

The Company, through IntelliCom, entered into an agreement with MCI Telecommunications Corporation (MCI) in December 1994, whereby the Company is authorized to sell certain of MCI's data and voice communications services under the Company's name. This relationship generates recurring revenues for the Company from clients' monthly usages. The Company is required to meet a minimum billing level of $2,000 in 1997, or pay MCI the shortfall. The Company has exceeded its minimum under this agreement in the past and believes that it will exceed its minimum in 1997. In addition, pursuant to the terms of the existing telecommunications services agreement between IE and the Company, IE has agreed to purchase from the Company all of the telecom-munications services required by IE which is sufficient to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI.


Note 14.  Subsequent Events

On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. Up to $5,500 is available to be drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. As of March 26, 1997, $877 was outstanding under the Loan. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

As of March 26, 1997, the Company, IE and IBMCC amended IE's credit facility to terminate the Sub-facility (including the Company's joint and several liability to IE under IE's credit facility), and the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25,000, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the XLC Credit Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2% depending upon outstanding borrowings. Various customary restrictive covenants
must also be observed.   Concurrent with establishing the XLC Credit Facility,
the Company and IE agreed to amend their Intercompany Debt Agreement whereby
IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

In January 1997, 740,000 stock options that had been granted under the Plan were canceled as a result of the resignation of two senior executives of the Company.





                                     EXHIBIT INDEX




		Exhibit No.		Description


		11.0			Statement of Computation of Net Income Per Common Share

		23.1			Independent Auditors' Consent

		27.1			Financial Data Schedule


                                                                  EXHIBIT 11

                                         XLConnect Solutions, Inc.

                        Schedule of Computation of Net Income Per Common Share
                                   (In Thousands, Except Per Share Data)


 Primary and Fully Diluted
---------------------------------------------
                                                    Year ended December 31,
                                                   -------------------------
                                                             1996
                                                           --------

 Net Income                                              $    2,046
                                                           ========

 Weighted average number of common shares outstanding
   during the year                                           14,009

 Add - common equivalent shares (determined using the
  "treasury stock" method) representing shares issuable
   upon exercise of employee stock options                      438
   Weighted average number of common shares used in        --------
   calculation of income per common share                    14,448
                                                           ========

 Income per common share                                       0.14
                                                           ========




                                                                 EXHIBIT 23.3



Independent Auditors' Consent





The Board of Directors
XLConnect Solutions, Inc.:

We consent to the incorporation by reference in the registration statement
(No. 333-14899) on Form S-8 of XLConnect Solutions, Inc. of our report dated February 7, 1997, except as to Note 14, which is as of March 26, 1997, relating to the consolidated balance sheets of XLConnect Solutions, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, share-holders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of XLConnect Solutions, Inc.



                               KPMG Peat Marwick LLP




Cincinnati, Ohio
March 28, 1997