Form 10-Q
period 1997-03-31
XLCONNECT SOLUTIONS INC
filed 1997-05-15
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q


   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             FOR THE QUARTERLY PERIOD ENDED   March 31, 1997  .

                                      OR

   [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM          TO         .


                      Commission file number 0-28892


                          XLConnect Solutions, Inc.
           (Exact name of registrant as specified in its charter)


                   Pennsylvania                      23-2832796
          (State or other jurisdiction of          (IRS Employer
            incorporation or organization)         Identification No.)



                  411 Eagleview Boulevard, Exton, PA   19341
           (Address of principal executive offices)    (Zip Code)


                              (610) 458-5500
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes _X_    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,655,000 shares of Common Stock, par value $0.01 per share were outstanding on May 14, 1997.

                  XLConnect Solutions, Inc. and Subsidiaries


                                    INDEX



                                                                   Page No.

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996                                         3


          Consolidated Statements of Income for the Three
          Months Ended March 31, 1997 and 1996                          4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and 1996                          5


          Notes to Consolidated Financial Statements                    6


Item 2.  Management's Discussion and Analysis of Financial Condition   12
         and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports Filed on Form 8-K                        16


SIGNATURES                                                             18

               XLConnect Solutions, Inc. and Subsidiaries
                      Consolidated Balance Sheets
               (In thousands, except share-related data)


                                                          March 31,   December 31,
                                                            1997          1996
                                                        ------------  ------------
                                                        (unaudited)

ASSETS
Current assets:
 Cash and cash equivalents                                $  1,445      $  3,467
 Trade accounts receivable, less allowance
  of $1,152 at March 31, 1997
  and $1,072 at December 31, 1996                           28,817        23,063
 Due from parent                                               786             -
 Deferred tax asset                                          1,133         1,225
 Prepayments and other current assets                          960         1,155
                                                       ------------  ------------
   Total current assets                                     33,141        28,910

Property and equipment, net of accumulated depreciation      4,562         4,985
Intangible assets, net of accumulated amortization          26,644        27,006
Other long-term assets                                       1,290           766
                                                       ------------  ------------
Total assets                                              $ 65,637      $ 61,667
                                                       ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                        $     67      $     67
 Accounts payable                                            2,643         3,144
 Accrued expenses                                            7,812         4,464
 Deferred income and other                                   1,259         1,449
 Due to Parent                                                   -           257
                                                       ------------  ------------
   Total current liabilities                                11,781         9,381
                                                       ------------  ------------

Long-term liabilities:
 Long-term debt                                                809             -
                                                       ------------  ------------
   Total liabilities                                        12,590         9,381
                                                       ------------  ------------

Commitments and contingencies ( Notes 3, 5 and 7)

Shareholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized;
  no shares issued and outstanding as of March 31, 1997
  and December 31, 1996                                          -             -
 Common stock, $.01 par value, 100,000,000 shares authorized;
  16,655,000 shares issued and outstanding as of March 31, 1997
  and December 31, 1996                                        166           166
 Additional paid-in capital                                 50,068        50,074
 Retained earnings                                           2,813         2,046
                                                       ------------  ------------
   Total shareholders' equity                               53,047        52,286
                                                       ------------  ------------
Total liabilities and shareholders' equity                $ 65,637      $ 61,667
                                                       ============  ============

   See accompanying notes to unaudited Consolidated Financial Statements

                XLConnect Solutions, Inc. and Subsidiaries
                    Consolidated Statements of Income
                 (In thousands, except per share data)
                               (unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                         1997       1996
                                                      ---------  ---------
Revenues                                              $ 33,075   $ 23,718
Cost of revenues                                        23,074     17,004
                                                      ---------  ---------
Gross profit                                            10,001      6,714

Operating expenses:
 Selling and marketing                                   2,858      1,653
 General and administrative                              4,603      2,330
 Depreciation and amortization                           1,027      1,302
                                                      ---------  ---------
                                                         8,488      5,285
                                                      ---------  ---------
Income from operations                                   1,513      1,429

Other expense (income), net:
 Interest                                                  (25)     1,073
 Other                                                       -          6
                                                      ---------  ---------
                                                           (25)     1,079
                                                      ---------  ---------
Income before income taxes                               1,538        350

Provision for income taxes                                 771        291
                                                      ---------  ---------
Net income                                            $    767   $     59
                                                      =========  =========

Earnings per common share
      Net income per common share                     $   0.05          -

    Weighted average number of common shares            16,655     13,888



   See accompanying notes to unaudited Consolidated Financial Statements

                XLConnect Solutions, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flows
                             (In thousands)
                               (unaudited)



                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 1997      1996
                                                               --------  --------
Cash flows from operating activities:
  Net income                                                    $  767    $   59
  Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                             1,027     1,302
       Loss on disposal of property and equipment                    -         5
       Provision for allowance on trade accounts receivable         84        40
       Deferred income taxes                                       (56)     (115)
       Changes in assets and liabilities:
          Trade accounts receivable                             (5,838)     (167)
          Prepayments and other current assets                     195      (363)
          Other long-term assets                                  (376)   (1,366)
          Due from parent                                       (1,043)        -
          Accounts payable                                        (501)      109
          Accrued expenses                                       3,348      (355)
          Deferred income and other                               (190)     (350)
                                                               --------  --------
 Net cash used in operating activities                          (2,583)   (1,201)
                                                               --------  --------

 Cash flows from investing activities:
  Purchases of property and equipment                             (242)     (385)
                                                               --------  --------
 Net cash used in investing activities                            (242)     (385)
                                                               --------  --------

 Cash flows from financing activities:
  Repayments of long-term debt                                       -       (19)
  Borrowings of long-term debt                                     877         -
  Net changes in due to parent                                       -     1,605
  Payment of initial public offering costs                         (74)        -
                                                               --------  --------
 Net cash provided by financing activities                         803     1,586
                                                               --------  --------
 Net change in cash and cash equivalents                        (2,022)        -

  Cash and cash equivalents-beginning of period                  3,467         -
                                                               --------  --------
  Cash and cash equivalents-end of period                       $1,445    $    -
                                                               ========  ========


         See accompanying notes to unaudited Consolidated Financial Statements
/TABLE

                   XLConnect Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)
                                  (unaudited)


Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of XLConnect Solutions, Inc. (the Company or XLConnect) and its wholly-owned subsidiaries. All material transactions between entities included in these financial statements have been eliminated. Prior to January 1, 1996, the Company had no separate legal status or existence. The Company was incorpor-ated under the laws of the Commonwealth of Pennsylvania in January 1996 and issued 1,000 shares of Common Stock to Intelligent Electronics, Inc. (IE) at such time in connection with its initial capitalization. The Company changed its name to XLConnect Solutions, Inc. in May 1996. In addition (i) as of May 31, 1996, IE contributed to the Company the stock of IntelliCom Solutions, Inc. (IntelliCom), formerly a wholly-owned subsidiary of IE, and the assets and liabilities, including debt, relating to the professional Services Organizations of The Future Now, Inc. and IE, and began accumulating its retained earnings, (ii) the Company and IE entered into certain contractual arrangements effective as of the date set forth on each agreement for the purpose of defining certain relationships between them (see Note 5) and (iii) on September 6, 1996, the Company effected a 13,325-for-1 stock split of the Company's issued and outstanding shares of Common Stock. On October 17, 1996, the Company consummated an initial public offering (IPO) of 3,330,000 of its authorized and unissued shares of Common Stock, or approximately 20% of the Company's outstanding shares after the IPO, at an initial public offering price of $15 per share. Approximately $41,000 of the total net proceeds of $45,110 were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds used for working capital and general corporate purposes. As a result of the IPO, the Company currently is an indirect, 80%-owned subsidiary of IE.

The Consolidated Financial Statements include historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume or other appropriate factors. For the periods presented, certain general and administrative expenses reflected in the Consolidated Financial Statements include allocations of certain corporate expenses from IE. These allocations generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. Interest expense for the three months ended March 31, 1996 reflects interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries. Income taxes were calculated on a separate tax return basis. Management believes that the allocations in its Consolidated Financial Statements are reasonable.

Prior to January 1, 1997, the Company participated in IE's central cash management system which resulted in all cash that was generated from and required to support the Company's operations being deposited and received through IE's corporate operating cash accounts. As a result, there were no separate bank accounts or accounting records for these transactions. Accordingly, the amounts represented by the caption "Net changes in due to parent" to the Company's Consolidated Statements of Cash Flows represent the net effect of all cash transactions between the Company and IE.

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone publicly-held corporation during the quarter ended March 31, 1996.

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

                  XLConnect Solutions, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                          (Dollars in thousands)
                              (unaudited)



Note 1.  Basis of Presentation, continued

This information is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain amounts in the prior year have been reclassified to conform with the current year's presentation.

Note 2.  Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for as a reduction of cost of revenues, capitalized costs or selling and marketing expenses, according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $479 and $259 for the three months ended March 31, 1997 and 1996, respectively. These allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN for 1996 except for funding specifically related to IntelliCom's telecommunications services. The Company and IE renegotiated the basis of this allocation for 1997 based on the Company's contribution to IE's generation of vendor funding.

Note 3.  Debt Obligations

During 1996, the Company was a party to IE's credit facility (the IE Credit Facility) with IBM Credit Corporation (IBMCC). The IE Credit Facility allowed for total borrowings by IE of up to $225,000, subject to a collateral-based formula, and was secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE and IBMCC amended the IE Credit Facility to allow the Company to borrow directly from IBMCC up to $20,000 of the total $225,000, subject to a collateral-based formula (the Sub-facility), and to limit the Company's joint and several liability with IE to IBMCC to up to $20,000 (whether arising from direct borrowings or a guaranty of IE's borrowings). Outstanding balances under the Sub-facility initially bore interest at the prime rate plus .875 (1.5% prior to November 1996) and the Sub-facility had a maturity date of April 5, 1997. IE was permitted under the IE Credit Facility to borrow up to the total amount of the IE Credit Facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfied its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated October 22, 1996 which permitted IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of March 26, 1997, the Company, IE and IBMCC further amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE), and the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25,000, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the XLC Credit Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2% depending upon outstanding borrowings. The Company was in compliance with its covenants during the period and, as of March 31, 1997, the Company had no outstanding borrowings under the XLC Credit Facility. In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility.
Concurrent with establishing the

                    XLConnect Solutions, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements
                             (Dollars in thousands)
                                  (unaudited)


Note 3.  Debt Obligations, continued

XLC Credit Facility, the Company and IE have amended the Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. Up to $5,500 is available to be drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. As of March 31, 1997, $877 was outstanding under the Loan; however, on April 29, 1997 the Company borrowed the remaining $4,623 of the first traunch. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

Note 4. Net Income Per Common Share

Net income per common share is based on the weighted average number of outstanding shares of Common Stock for each period. The per share calculations include the effect of the Company's 13,325-for-1 stock split of Common Stock prior to the IPO.

Note 5.  Related Party Transactions

The Company and IE have entered into a number of agreements, in addition to the Intercompany Debt Agreement referred to herein, for the purpose of defining certain relationships between them. As a result of IE's approximately 80% ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arms-length negotiation. The following summaries of these agreements are qualified in all material respects by the terms and conditions of the agreements.

Services Agreement

The Company and IE have entered into a Services Agreement pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance and risk management, employee benefit administration and similar administrative and management services, that IE has historically provided to the Company, and the Company will continue on an interim basis to provide service call support to IE. The Company will pay the direct costs of services provided by IE, and IE will pay the Company for service call support at the Company's standard billing rates. To the extent that the direct costs of services provided by IE cannot be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. The Services Agreement also provides that IE will furnish additional services as may be reasonably requested by the Company on similar terms. The Services Agreement will automatically terminate on (i) the occurrence of a pro rata distribution to IE's shareholders of its remaining shares by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice

Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request. In the case of the Company, such advances would

                      XLConnect Solutions, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                              (Dollars in thousands)
                                   (unaudited)



Note 5.  Related Party Transactions, continued

be made as directed or within specific parameters prescribed by its Board of Directors. Interest is payable monthly in arrears at market rates on all net advances by the Company or IE, as the case may be, and, prior to termination of the Services Agreement, will be accounted for as additional advances. Advances will be repayable on the date specified in the request for such advance. Funds advanced by the Company to IE will not be segregated from other funds of IE, and IE may use such funds for its own benefit, subject to certain limitations under the IBMCC credit facility. Consequently, the Company will be subject to risk of loss in respect to
such funds.   Upon termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

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

The Services Agreement further provides that the Company will continue to receive from IE for an interim period, consistent with past practices, a portion of the funds received by IE from vendors for training, capital expenditures and marketing programs. The Company and IE have renegotiated the basis of the Company's allocation of vendor funding for 1997 based on the Company's relative contribution to the generation of the funding.

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

                      XLConnect Solutions, Inc. and Subsidiaries
                      Notes to Consolidated Financial Statements
                              (Dollars in thousands)
                                   (unaudited)



Note 5.  Related Party Transactions, continued

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

The Indemnification Agreement also provides that each party thereto (the Obligor Party) (i) will use reasonable efforts to obtain the release of the other party thereto (the Guarantor Party from its obligations under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party (except with respect to the Company's obligations under the Sub-facility and IE's guarantee obligations with respect to the XLC Credit Facility that replaces the Sub-facility), (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

Stock Registration and Option Agreement

Pursuant to the terms of the Stock Registration and Option Agreement with IE, the Company has provided IE with certain registration rights, including demand registration rights and "piggy-back" registration rights, with respect to Common Stock owned by IE after the IPO. The Company's obligation is subject to certain limitations relating to a minimum amount of Common Stock required for registration, the timing of registration and other similar matters. The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and certain legal fees and expenses. The Company has also granted to IE, pursuant to the Stock Registration and Option Agreement, during the period between the completion of the IPO and the earlier to occur of (i) the completion of a distribution by IE to its shareholders of the shares of Common Stock of the Company held by IE (the Distribution) and
(ii) the sale by IE of such number of shares of Common Stock that IE is no longer eligible to make the Distribution tax free or to include the Company in IE's consolidated Federal income tax return, a continuous, cumulative option to purchase from the Company at then-current market prices such number of shares of Common Stock as IE may determine to be necessary (a) to allow IE to continue to include the Company in IE's consolidated Federal income tax return or (b) to increase the likelihood that the Distribution would be tax-free to IE and its shareholders. This number of shares is expected to be the number necessary for IE to continue to own at least 80% of the outstanding shares of Common Stock. The option may only be exercised upon the original issuance of shares by the Company. In the event that any shares of Common Stock are issued prior to the Distribution upon the exercise of any option granted under the Company's 1996 Long-Term Incentive Plan and such issuance would otherwise prevent IE from continuing to include the Company in IE's consolidated Federal income tax return or effecting the Distribution on a tax-free basis, the option described in the immediately preceding sentence will automatically be deemed to have been exercised in respect of a number of shares of Common Stock equal to four times the number of shares of Common Stock issued upon the exercise of the option granted under the 1996 Long-Term Incentive Plan unless IE shall have earlier terminated such automatic exercise feature.

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services provided by the Company under the services agreement involve the transmission of voice, data, video and other information as well as enhanced tele-

                     XLConnect Solutions, Inc. and Subsidiaries
                     Notes to Consolidated Financial Statements
                              (Dollars in thousands)
                                   (unaudited)



Note 5.  Related Party Transactions, continued

communication services such as frame relay and asynchronous transfer mode transmission services. The services provided by the Company also include capacity planning, call accounting, network design and similar services. Total revenues received from IE were $743 and $1001 for the three months ended March 31, 1997 and 1996, respectively. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI Telecommunications Corporation (MCI). The services agreement has a term of five years and will renew automatically for six successive two year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunications services that in quantity, quality and duration are equal to or better than the services being provided to IE by the Company at a price of 5% or more below the price of the Company charges for such services and the Company does not match the offer.

Note 6.  Supplemental Cash Flow Information

Non-cash financing activities of $68 for the three months ended March 31, 1997 related to the discounting of the Loan as a result of issuing attachable warranty (see Note 3). The Company made no cash payments for interest and income taxes for the quarters ended March 31, 1997.

Note 7.  Contingencies

The Company continuously evaluates contingencies based upon the best available evidence. Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable.

The Company, through IntelliCom, entered into an agreement with MCI in December 1994, whereby the Company is authorized to sell certain of MCI's data and voice communications services under the Company's name. This relationship generates recurring revenues for the Company from clients' monthly usages. The Company is required to meet a certain minimum billing level of $2,000 in 1997, or pay MCI the shortfall. The Company has exceeded its minimum under this agreement in the past and believes that it will exceed its minimum in 1997. In addition, pursuant to the terms of the existing telecommunications services agreement between IE and the Company, IE has agreed to purchase from the Company all of the telecommunications services required by IE which is sufficient to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996.

The following table sets forth the components of revenues of the Company for the periods presented:

                                    ------------------      -------------------
                                           1997                   1996(1)
                                    ------------------      -------------------
                                                % of                     % of
                                     Amount    Revenue       Amount     Revenue
                                    --------  --------      --------   --------
                                                  (In Thousands)
Revenues:
Internetworking                     $10,186     30.8%       $ 6,936      29.3%
Applications development              5,388     16.3          3,560      15.0
Managed services                     12,215     36.9          9,424      39.7
Telecommunication fees and other      5,286     16.0          3,798      16.0
                                    --------  --------      --------   --------
Total Revenues                       33,075    100.0%        23,718     100.0%
                                    ========  ========      ========   =========

_________________
(1)  Restated to reflect current years presentation

Revenues. Revenues increased 39.5% for the quarter ended March 31, 1997 to $33.1 million from $23.7 million for the quarter ended March 31, 1996. The increase was attributable to growth in all of the Company's services disciplines.

Cost of Revenues.    Cost of revenues increased 35.7% for the quarter ended
March 31, 1997 to $23.1 million from $17.0 million for the quarter ended March 31, 1996. This increase was primarily the result of an increased number of technical personnel needed to support the growth in revenues combined with incremental costs associated with increased revenues from the Company's Power-by-the-Hour Program. Cost of revenues as a percentage of revenues decreased to 69.8% for the quarter ended March 31, 1997, as compared to 71.7% for the quarter ended March 31, 1996, resulting from an improvement in the utilization of the Company's engineers and technicians. This improvement was partially offset by pricing adjustments, effective as of January 1, 1997, to the Company's contract with its largest customer as a result of a recent renewal thereof.

Selling and Marketing. Selling and marketing expenses increased 72.9% for the quarter ended March 31, 1997 to $2.9 million from $1.7 million for the quarter ended March 31, 1996 and increased as a percentage of revenues to 8.6% for the quarter ended March 31, 1997 from 7.0% for the quarter ended March 31, 1996. The dollar increase was due to the continued development of the Company's direct sales force, while the increase as a percentage of revenues also resulted from the development of its direct sales channel, combined with an increase in marketing programs to further the Company's presence in the marketplace.

General and Administrative. General and administrative expenses increased 97.6% for the quarter ended March 31, 1997 to $4.6 million from $2.3 million for the quarter ended March 31, 1996 and increased as a percentage of revenues to 13.9% for the quarter ended March 31, 1997 from 9.8% for the quarter ended March 31, 1996. The increase was due to increased overhead costs which were required to support the Company's growth and to enable it to operate as a separate public company and also resulting from the continued separation of XLConnect from the direct hardware sales business of IE with which XLConnect shares facilities and related expenses and employee benefits and insurance costs. The overhead costs include an expanded management and operations team and increased facility costs necessary to support overall personnel growth and new market expansion. The Company anticipates continued pressure on general and administrative expenses in this regard.

Depreciation and Amortization. Depreciation and amortization decreased 21.1% for the quarter ended March 31, 1997 to $1.0 million from $1.3 million for the quarter ended March 31, 1996 and decreased as a percentage of revenues to 3.1% in the quarter ended March 31, 1997 from 5.5% for the quarter ended March 31, 1996. The decrease was due to the amount of assets becoming fully depreciated during the quarter.

Income from Operations. Income from operations increased 5.9% for the quarter ended March 31, 1997 to $1.5 million from $1.4 million for the quarter ended March 31, 1996 and decreased as a percentage of revenues to 4.6% for the quarter ended March 31, 1997 from 6.0% for the quarter ended March 31, 1996, due to the increase as a percentage of revenues of selling and marketing and general and administrative expenses for the reasons stated above.

Other Expense (Income), Net.   Other expense, net decreased 102.3% for the
quarter ended March 31, 1997 to $(25,000) from $1.1 million for the quarter ended March 31, 1996 which was primarily a result of the decrease in interest expense. Interest expense decreased as a result of the Company paying off its then outstanding borrowings from IE with the proceeds of the IPO. The Company invested the remaining net proceeds from the IPO in short-term securities generating interest income.

Provision for Income Taxes. Provision for income taxes increased 164.9% for the quarter ended March 31, 1997 to $771,000 from $291,000 for the quarter ended March 31, 1996, which was primarily due to higher income before income taxes. The effective income tax rate decreased to 50.1% for the quarter ended March 31, 1997 from 83.1% for the quarter ended March 31, 1996, primarily due to higher income before income taxes.

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including the following: changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunication fees and other services; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; the potential for increased expenditures and the loss of sales generation activity resulting from the continued separation of XLConnect from the direct hardware sales business of IE with which XLConnect shares facilities and related expenses, employee benefits, insurance policies and other services and relies on significantly for sales leads; the timing of new service offerings by the Company or its competitors; new branch office openings by the Company; the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses;
the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services;
the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.

Liquidity and Capital Resources

The Company's operating activities used cash of $2.6 million for the quarter ended March 31, 1997 due to the increase in working capital requirements, primarily accounts receivable resulting from the significant growth in revenues, partially offset by an increase in accrued expenses.

The Company's investing activities used cash of $242,000 for the quarter ended March 31, 1997 relating to capital expenditures necessary to support the continued growth in the number of technical service and administrative personnel.

The Company's financing activities provided cash of $803,000 for the quarter ended March 31, 1997 resulting primarily from borrowings against an unsecured loan provided by a third party.

Prior to January 1, 1997, the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, during the quarter ended March 31, 1996 the Company did not maintain separate cash accounts.

During 1996, the Company was a party to the IE Credit Facility with IBMCC. The IE Credit Facility allowed for total borrowings by IE of up to $225 million, subject to a collateral-based formula, and was secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE and IBMCC amended the IE Credit Facility to allow the Company to borrow the $20 million Sub-facility directly from IBMCC, subject to a collateral-based formula, and to limit the Company's joint and several liability with IE to IBMCC at $20 million (whether arising from direct borrowings or a guaranty of IE's borrowings. Outstanding balances under the Sub-facility initially bore interest at the prime rate plus .875% (1.5% prior to November 1, 1996) and the Sub-facility had a maturity date of April 5, 1997. IE was permitted under the IE Credit Facility to borrow up to the total amount of the IE Credit Facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfied its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated
October 22, 1996 which permitted IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of March 26, 1997, the Company, IE and IBMCC further amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE under the IE Credit Facility), and the Company and IBMCC entered into a separate credit agreement providing the Company with the XLC Credit Facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries. Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. The Company was in compliance with its covenants during the period and, as of March 31, 1997, the Company had no outstanding borrowings under the XLC Credit Facility.
In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility. Concurrent with establishing the XLC Credit Facility, the Company and IE amended the Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus.75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

Additionally, on February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide the Loan in an amount up to $11 million to be used for specific business purposes. Up to $5.5 million is available to be drawn prior to August 28, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750,000 will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. As of March 31, 1997, $877,000 was outstanding under the Loan; however, on April 29, 1997 the Company borrowed the remaining $4.6 million of the first traunch. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

During 1997, the Company anticipates making approximately $6 million in capital expenditures, expected to be funded from cash flows from operations and available external financing sources. These expenditures are expected to include the implementation of a new remote time, billing and contract management system, additional purchases of computers to support the technical staff and construction of an executive briefing center to be used to demonstrate the Company's network management and help desk capabilities to clients. The Company has no current plans for any additional material capital expenditures through December 31, 1997.

The Company believes that its cash flows from operations, funds available from the XLC Credit Facility and the Loan, and the use of operating or capital leases will be sufficient to satisfy its working capital needs and planned growth through the next twelve months, except to the extent that additional financing may be required in connection with any acquisition.

Forward Looking Statements

The matters discussed in this Form 10-Q that are forward-looking statements within the meaning of the federal securities laws are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from expected results. Potential risks and uncertainties, the occurrence of one or more of which could have a material adverse effect on the Company, include, without limitation:
risks related to the potential impact on the Company of financial and transactional events and circumstances affecting IE, which has stated that it has entered into a definitive agreement to sell its indirect hardware business unit and is continuing to explore its strategic options with respect to its direct hardware business unit, including the implementation of operating plans to improve its results and the possible sale of all or part of the unit; the risks of any substantial legal proceedings that could be instituted in the future; the factors described under "Quarterly Results and Seasonality"; and the risk factors described generally in the Company's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with the initial public offering.

                            Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   3.1   --   Articles of Incorporation of the Company, as amended**

   3.2   --   By-Laws of the Company*

   4.1   --   Specimen Stock Certificate****

   10.1  --   Contribution Agreement between IE, TFN, the Future Now, Inc.
              of Arkansas and the Company dated as of May 31, 1996**

   10.2  --   1996 Long-Term Incentive Plan (including form of
              option agreement)**

   10.3  --   Services Agreement between the Company and IE dated as of
               October 22, 1996*****

   10.4  --   Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996*****

   10.5  --   Tax Allocation Agreement between the Company, IE and IE's
              other subsidiaries effective as of January 29, 1995*****

   10.6  --   Stock Registration and Option Agreement between the Company,
              IE and The Future Now, Inc. of Arkansas dated as of May 31,
              1996, and Amendment No. 1 thereto dated as of February 28,
              1997*****

   10.7  --   Indemnification Agreement between the Company and IE dated as of October 22, 1996*****

   10.8  --   Offer Letters for Executive Officers of the Company**

   10.9  --   Amended Credit Agreement between IBMCC and IE and the Company terminating the $20 million Sub-facility and Credit Agreement between IBMCC and the Company dated as of March 26, 1997

   10.10 -- Intercompany Debt Agreement dated as of October 22, 1996 by and between IE and the Company*****

   10.11 -- Services Agreement for Telecommunications Services by and between XLConnect Service, Inc. (a wholly-owned subsidiary of the Company Formerly named IntelliCom Solutions, Inc.) and IE dated as of January 1, 1996*****

   10.12  --  Services Practice Agreement between Microsoft Corporation and the Company dated as of February 28, 1997******

   27.1   --  Financial Data Schedule (submitted electronically only to
              Securities and Exchange Commission)


*  	   Incorporated by reference herein from the Company's Registration
       Statement on Form S-1 (No. 333-08735) filed on July 24, 1996.

**    	Incorporated by reference herein from Amendment No. 1 to the Company's
       Registration Statement on Form S-1 filed on September 16, 1996.

***   	Incorporated by reference herein from Amendment No. 2 to the Company's
       Registration Statement on Form S-1 filed on October 3, 1996.

****  	Incorporated by reference herein from Amendment No. 3 to the Company's
       Registration Statement on Form S-1 filed on October 15, 1996.

***** Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q filed on December 2, 1996.

****** The Registrant has requested confidential treatment of portions of this Exhibit.


(b)   Reports filed on Form 8-K.

The Company filed a Report on Form 8-K with the Securities and Exchange Commission on February 10, 1997 to disclose the approval by IE's Board of Directors of the distribution of IE's 13,325,000 shares of Common Stock of the Company to IE's shareholders, conditioned upon the receipt of an IRS ruling as to its tax-free nature and customary regulatory and contractual approvals and consents.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 XLConnect Solutions, Inc.


                                 /s/ Timothy W. Wallace
                                     ---------------------------------
                                     Timothy W. Wallace
                                     President and
                                     Chief Operating Officer



                                 /s/ Stephanie D. Cohen
                                     --------------------------------
                                     Stephanie D. Cohen
                                     Executive Vice President,
                                     Chief Financial Officer and
                                     Chief Accounting Officer





Date: May 15, 1997