Form 10-Q
period 1997-06-30
XLCONNECT SOLUTIONS INC
filed 1997-08-14
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   June 30, 1997  .

                                    OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM          TO         .


                     Commission file number 0-28892


                       XLConnect Solutions, Inc.
                       -------------------------
         (Exact name of registrant as specified in its charter)


         Pennsylvania                            23-2832796
         ------------                            ----------
   (State or other jurisdiction of             (IRS Employer
   incorporation or organization)            Identification No.)



           411 Eagleview Boulevard, Exton, PA        19341
           -----------------------------------------------
       (Address of principal executive offices)    (Zip Code)


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

                   Yes __X__      No  ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,655,000 shares of Common Stock, par value $0.01 per share were outstanding on August 13, 1997.

            XLConnect Solutions, Inc. and Subsidiaries

                               INDEX

                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheets as of June 30, 1997
          and December 31, 1996                                          3


          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1997 and 1996                            4

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 30, 1997 and 1996                            5


          Notes to Consolidated Financial Statements                     6


Item 2.   Management's Discussion and Analysis of Financial Condition   12
          and Results of Operations


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           16

Item 6.   Exhibits and Reports Filed on Form 8-K                        17


SIGNATURES                                                              19

                   Part I.  Financial Information
               Item 1.  Consolidated Financial Statements

               XLConnect Solutions, Inc. and Subsidiaries
                       Consolidated Balance Sheets
               (In thousands, except share-related data)
                                                                         June 30,   December 31,
                                                                           1997         1996
                                                                       -----------  ------------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 11,941     $  3,467
  Trade accounts receivable, less allowance of $1,196 at June 30, 1997
   and $1,072 at December 31, 1996                                        30,204       23,063
  Deferred tax asset                                                         670        1,225
  Prepayments and other current assets                                     1,497        1,155
                                                                       -----------  ------------
   Total current assets                                                   44,312       28,910

Property and equipment, net of accumulated depreciation                    4,763        4,985
Intangible assets, net of accumulated amortization                        26,281       27,006
Other long-term assets                                                     1,278          766
                                                                       -----------  ------------
Total assets                                                            $ 76,634     $ 61,667
                                                                       ===========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                     $     50     $     67
  Accounts payable                                                         1,389        3,144
  Accrued expenses                                                         8,130        4,464
  Deferred income and other                                                1,231        1,449
  Due to Parent                                                            6,046          257
                                                                       -----------  ------------
    Total current liabilities                                             16,846        9,381
                                                                       -----------  ------------
Long-term liabilities:
  Long-term debt                                                           5,081            -
                                                                       -----------  ------------
    Total liabilities                                                     21,927        9,381
                                                                       -----------  ------------
Commitments and contingencies ( Notes 3, 5 and 7)
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
   no shares issued and outstanding as of June 30, 1997
   and December 31, 1996                                                       -            -
  Common stock, $.01 par value, 100,000,000 shares authorized;
   16,655,000 shares issued and outstanding as of June 30, 1997
   and December 31, 1996                                                     166          166
  Additional paid-in capital                                              50,437       50,074
  Retained earnings                                                        4,104        2,046
                                                                       ----------   ------------
    Total shareholders' equity                                            54,707       52,286
                                                                       ----------   ------------
 Total liabilities and shareholders' equity                             $ 76,634    $  61,667
                                                                       ==========   ============

    See accompanying notes to unaudited Consolidated Financial Statements

                     XLConnect Solutions, Inc. and Subsidiaries
                          Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (unaudited)


                                          Three Months Ended      Six Months Ended
                                               June 30,                June 30,
                                          -------------------     -------------------
                                            1997       1996         1997       1996
                                          --------   --------     --------   --------
Revenues                                  $ 36,547   $ 28,283     $ 69,622   $ 52,001
Cost of revenues                            25,044     19,370       48,118     36,374
                                          --------   --------     --------   --------
Gross profit                                11,503      8,913       21,504     15,627

Operating expenses:
 Selling and marketing                       3,214      2,096        6,072      3,749
 General and administrative                  4,766      2,779        9,369      5,109
 Depreciation and amortization               1,189      1,189        2,216      2,491
                                          --------   --------     --------   --------
                                             9,169      6,064       17,657     11,349
                                          --------   --------     --------   --------
Income from operations                       2,334      2,849        3,847      4,278

Other expense (income), net:
 Interest                                      (30)       985          (55)     2,059
 Other                                         (48)        11          (48)        16
                                          --------   --------     --------   --------
                                               (78)       996         (103)     2,075
                                          --------   --------     --------   --------
Income before income taxes                   2,412      1,853        3,950      2,203

Provision for income taxes                   1,121        898        1,892      1,189
                                          --------   --------     --------   --------
Net income                                $  1,291   $    955     $  2,058   $  1,014
                                          ========   ========     ========   ========

Earnings per common share
 Net income per common share              $   0.08   $   0.07     $   0.12   $   0.07

 Weighted average number of common shares   16,655     13,888       16,799     13,888



   See accompanying notes to unaudited Consolidated Financial Statement

                   XLConnect Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                               -----------------
                                                                 1997      1996
                                                               -------   -------
Cash flows from operating activities:
  Net income                                                   $ 2,058   $ 1,014
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Depreciation and amortization                                  2,216     2,491
  Loss on disposal of property and equipment                         2        16
  Provision for allowance on trade accounts receivable             173       148
  Amortization of debt discount                                     20        -
  Deferred income taxes                                            436       (17)
  Changes in assets and liabilities:
     Trade accounts receivable                                  (7,314)   (4,163)
     Prepayments and other current assets                         (342)   (1,710)
     Other long-term assets                                       (395)      (98)
     Due to parent                                               6,046        -
     Accounts payable                                           (1,755)       (1)
     Accrued expenses                                            3,666       343
     Deferred income and other                                    (218)       35
                                                               -------   -------
Net cash provided by (used in) operating activities              4,593    (1,942)
                                                               -------   -------
Cash flows from investing activities:
  Purchases of property and equipment                           (1,271)     (700)
                                                               -------   -------
Net cash used in investing activities                           (1,271)     (700)
                                                               -------   -------
Cash flows from financing activities:
  Repayments of long-term debt                                     (17)     (101)
  Borrowings of long-term debt                                   5,500        -
  Net changes in due to parent                                    (257)    2,743
  Payment of initial public offering costs                         (74)       -
                                                               -------   -------
Net cash provided by financing activities                        5,152     2,642
                                                               -------   -------

Net change in cash and cash equivalents                          8,474        -

  Cash and cash equivalents-beginning of period                  3,467        -
                                                               -------   -------
  Cash and cash equivalents-end of period                      $11,941   $    -
                                                               =======   =======


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

The Consolidated Financial Statements include historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume or other appropriate factors. For the periods presented, certain general and administrative expenses reflected in the Consolidated Financial Statements include allocations of certain corporate expenses from IE. These allocations generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. Interest expense for the six months ended June 30, 1996 reflects interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries. Income taxes were calculated on a separate tax return basis. Management believes that the allocations in its Consolidated Financial Statements are reasonable.

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

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone publicly-held corporation during the six months ended June 30, 1996.

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


Note 2.  Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for either as fee income or as a reduction of cost of revenues, capitalized costs or selling and marketing expenses, according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $725 and $568 for the six months ended June 30, 1997 and 1996, respectively. These allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN for 1996 except for funding specifically related to IntelliCom's telecommunications services. The Company and IE renegotiated the basis of this allocation for 1997 based on the Company's contribution to IE's generation of vendor funding.


Note 3.  Debt Obligations

During 1996, the Company was a party to IE's credit facility (the IE Credit Facility) with IBM Credit Corporation (IBMCC). The IE Credit Facility allowed for total borrowings by IE of up to $225,000, subject to a collateral-based formula, and was secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE and IBMCC amended the IE Credit Facility to allow the Company to borrow directly from IBMCC up to $20,000 of the total $225,000, subject to a collateral-based formula (the Sub-facility), and to limit the Company's joint and several liability with IE to IBMCC to up to $20,000 (whether arising from direct borrowings or a guaranty of IE's borrowings). Outstanding balances under the Sub-facility initially bore interest at the prime rate plus .875 (1.5% prior to November 1996) and the Sub-facility had a maturity date of April 5, 1997. IE was permitted under the IE Credit Facility to borrow up to the total amount of the IE Credit Facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfied its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated October 22, 1996 which permitted IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of March 26, 1997, the Company, IE and IBMCC further amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE), and the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25,000, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the XLC Credit Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2% depending upon outstanding borrowings. The Company was in compliance with its covenants during the period and, as of June 30, 1997, the Company had no outstanding borrowings under the XLC Credit Facility. In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility.
Concurrent with establishing the XLC Credit Facility, the Company and IE have amended the Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. The Company borrowed the full $5,500 available under the first traunch, which remained outstanding as of June 30, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.


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

The "Due to Parent" balance of $6,046 at June 30, 1997 represents the net payable to IE for the services provided by IE to XLConnect under the Services and Space Sharing Agreements described below. This amount was subsequently paid in full.

Services Agreement

The Company and IE have entered into a Services Agreement pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance and risk management, employee benefit administration and similar administrative and management services, that IE has historically provided to the Company, and the Company will continue on an interim basis to provide service call support to IE. The Company will pay the direct costs of services provided by IE, and IE will pay the Company for service call support at the Company's standard billing rates. To the extent that the direct costs of services provided by IE cannot be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. The Services Agreement also provides that IE will furnish additional services as may be reasonably requested by the Company on similar terms. The Services Agreement will automatically terminate on (i) the occurrence of a pro rata distribution to IE's shareholders of its remaining shares by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice. Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request.
In the case of the Company, such advances would be made as directed or within specific parameters prescribed by its Board of Directors. Interest is payable monthly in arrears at market rates on all net advances by the Company or IE, as the case may be, and, prior to termination of the Services Agreement, will be accounted for as additional advances. Advances will be repayable on the date specified in the request for such advance. Funds advanced by the Company to IE will not be segregated from other funds of IE, and IE may use such funds for its own benefit, subject to certain limitations under the IBMCC credit facility. Consequently, the Company
will be subject to risk of loss in respect to such funds.   Upon
termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

In addition, the Services Agreement provides that IE will permit employees of the Company to continue to participate in the benefit plans and programs sponsored by IE until the termination of the Services Agreement.

The Services Agreement also recognizes that IE's direct sales force may continue to provide to the Company sales leads and referrals. The Services Agreement provides that the Company shall continue to compensate IE at least through December 31, 1997 for such leads and referrals that result in revenues to the Company in a manner consistent with and substantially similar to then current practices between the companies.

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

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services provided by the Company under the services agreement involve the transmission of voice, data, video and other information as well as enhanced telecommunication services such as frame relay and asynchronous transfer mode transmission services. The services provided by the Company also include capacity planning, call accounting, network design and similar services. Total revenues received from IE were $2,095 and $1,990 for the six months ended June 30, 1997 and 1996, respectively. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI Telecommunications Corporation (MCI). The services agreement has a term of five years and will renew automatically for six successive two year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunications services that in quantity, quality and duration are equal to or better than the services being provided to IE by the Company at a price of 5% or more below the price of the Company charges for such services and the Company does not match the offer.


Note 6.  Supplemental Cash Flow Information

Non-cash financing activities of $437 for the six months ended June 30, 1997 related to the discounting of the Loan as a result of issuing detachable warrants (see Note 3). The Company made no cash payments for interest and income taxes for the six months ended June 30, 1997.


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


Note 8.  Subsequent Event

On July 18, 1997, XLConnect and IE completed a transaction with GE Capital Information Technology Solutions Acquisition Corp. (Buyer), a subsidiary of GE Capital Information Technology Solutions, Inc. (GECITS), whereby XLConnect sold to Buyer specified "Power-by-the-Hour" managed service contracts and related assets, consisting principally of accounts receivable and fixed assets. In the transaction, IE also sold the majority of its direct computer sales operations to Buyer. The transaction was pursuant to an Asset Purchase Agreement dated July 1, 1997, as amended on July 18, 1997 (the Purchase Agreement). The Purchase Agreement includes mutual one year non-competition and no-hire provisions between the parties.

Of the total purchase price of approximately $136,000 paid by Buyer in the transaction, the Company received $9,283 (based on the estimated net book value of the assets sold of approximately $4,533). The purchase price is subject to adjustment after closing based on the actual net book value of such assets as of the closing date. A portion of the purchase price due to IE was placed in escrow pending receipt of certain third-party consents and to fund purchase price adjustments and obligations of IE and the Company under the Purchase Agreement, including the obligation to repurchase from Buyer any transferred accounts receivable which remain uncollected after 120 days.

The Company has agreed to repay IE for any of the Company's accounts receivable required to be repurchased by IE and for certain other liquidated damages incurred by IE to Buyer as a result of the non-performance of certain undertakings by the Company in the Purchase Agreement. The Company has also agreed to reimburse IE for any losses by reason of the indemnification undertakings in the Purchase Agreement arising out of or based upon misrepresentations or material breaches of covenants in the Purchase Agreement by the Company. IE has agreed to indemnify, defend and hold harmless the Company from any claim asserted against or liability imposed on the Company under the Purchase Agreement arising out of or based upon misrepresentations or material breaches of covenants in the Purchase Agreement by IE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three and Six Months Ended June 30, 1997 Compared to Three and Six Months Ended June 30, 1996.

The following table sets forth the components of revenues of the Company for the periods presented:

                                    Three Months                             Six Months
                                    Ended June 30,                         Ended June 30,
                         ------------------------------------    ------------------------------------
                                1997             1996 (1)               1997            1996 (1)
                         -----------------  -----------------    -----------------  -----------------
                                     % of              % of                 % of              % of
                           Amount  Revenue    Amount  Revenue      Amount  Revenue    Amount  Revenue
                         -----------------  -----------------    -----------------  -----------------
Revenues:
Internetworking          $ 10,674   29.2 %  $  8,843   31.3 %    $ 20,861   30.0 %  $ 15,779   30.4 %
Applications development    6,229   17.0       4,533   16.0        11,617   16.7       8,093   15.6
Managed services           13,704   37.5      10,654   37.7        25,919   37.2      20,078   38.6
Telecommunications and
    other fees              5,940   16.3       4,253   15.0        11,225   16.1       8,051   15.4
                         --------  -------  --------  -------    --------  -------  --------  -------
Total Revenues           $ 36,547  100.0 %  $ 28,283  100.0 %    $ 69,622  100.0 %  $ 52,001  100.0 %
                         ========  =======  ========  =======    ========  =======  ========  =======

_________________
(1)  Restated to reflect current years presentation


Revenues. Revenues increased 29.2% for the quarter ended June 30, 1997 to $36.5 million from $28.3 million for the quarter ended June 30, 1996. The increase was attributable to growth in most of the Company's eleven services disciplines.

Revenues increased 33.9% for the six months ended June 30, 1997 to $69.6 million from $52.0 million for the six months ended June 30, 1996. The increase was attributable to growth in all of the Company's services disciplines.

On July 18, 1997 the Company sold to Buyer specified Power-by-the-Hour managed service contracts which include the Company's largest account, General Electric Aircraft Engines. Revenues relating to these accounts were $8.3 million and $7.4 million for the six months ended June 30, 1997 and 1996, respectively. In addition, concurrent with the Company's sale, IE also sold the majority of its direct computer sales operations to Buyer and on July 21, 1997, IE completed the sale of its indirect computer sales business to a third party. During the six months ended June 30, 1997 and 1996, the Company generated revenues from sales of telecommunication services to IE of approximately $2.1 million and $2.0 million, respectively, which will substantially decrease as a result of the dispositions by IE.

Cost of Revenues.    Cost of revenues increased 29.3% for the quarter ended
June 30, 1997 to $25.0 million from $19.4 million for the quarter ended June 30, 1996. This increase was primarily the result of incremental costs associated with increased revenues from the Company's Power-by-the-Hour program combined with an increased number of technical personnel needed to support the growth in revenues. Cost of revenues as a percentage of revenues remained constant at 68.5%. Improvements in the Company's utilization of engineers and management of warranty parts under its hardware repair services business were offset by pricing adjustments, effective as of January 1, 1997 due to the renewal of the Company's largest contract, which was subsequently sold to Buyer. As a result of the sale, the Company anticipates that cost of revenues as a percentage of revenues will decrease by approximately two to three percentage points, as the Company continues to focus on its higher margin disciplines.

Cost of revenues increased 32.3% for the six months ended June 30, 1997 to $48.1 million from $36.4 million for the six months ended June 30, 1996. This increase was primarily the result of incremental costs associated with increased revenues from the Company's Power-by-the-Hour program combined with an increased number of technical personnel needed to support the growth in revenues. Cost of revenues as a percentage of revenues decreased to 69.1% for the six months ended June 30, 1997, as compared to 69.9% for the six months ended June 30, 1996, resulting from an improvement in the utilization of the Company's engineers and technicians combined with better management of warranty parts under its hardware repair services business, which were partially offset by the pricing adjustments made to the Company's largest contract.

Selling and Marketing. Selling and marketing expenses increased 53.3% for the quarter ended June 30, 1997 to $3.2 million from $2.1 million for the quarter ended June 30, 1996 and increased as a percentage of revenues to 8.8% for the quarter ended June 30, 1997 from 7.4% for the quarter ended June 30, 1996. Selling and marketing expenses increased 62.0% for the six months ended June 30, 1997 to $6.1 million from $3.7 million for the six months ended June 30, 1996 and increased as a percentage of revenues to 8.7% for the six months ended June 30, 1997 from 7.2% for the six months
ended June 30, 1996.   The increase in both comparison periods resulted
from the continued development of the Company's direct sales force.

General and Administrative. General and administrative expenses increased 71.5% for the quarter ended June 30, 1997 to $4.8 million from $2.8 million for the quarter ended June 30, 1996 and increased as a percentage of revenues to 13.0% for the quarter ended June 30, 1997 from 9.8% for the quarter ended June 30, 1996. General and administrative expenses increased 83.4% for the six months ended June 30, 1997 to $9.4 million from $5.1 million for the six months ended June 30, 1996 and increased as a percentage of revenues to 13.5% for the six months ended June 30, 1997 from 9.8% for the six months ended June 30, 1996. The increase in both comparison periods was due to increased overhead costs which were required to support the Company's growth and to enable it to operate as a separate public company and also resulting from the continued separation of XLConnect from the direct hardware sales business of IE (the majority of which has now been sold to Buyer) with which XLConnect during the comparison periods, shared certain facilities and related expenses, employee benefits and insurance costs. The overhead costs include an expanded management and operations team and increased facility costs necessary to support overall personnel growth and new market expansion.
The Company anticipates continued pressure on general and administrative expenses in this regard.

Depreciation and Amortization. Depreciation and amortization remained constant for the quarter ended June 30, 1997 at $1.2 million as compared to the quarter ended June 30, 1996 and decreased as a percentage of revenues to 3.3% for the quarter ended June 30, 1997 from 4.2% for the quarter ended June 30, 1996. The decrease as a percentage of revenues was primarily due to the increase in revenues while capital additions equaled the amount of assets becoming fully depreciated during the quarter.

Depreciation and amortization decreased 11.0% for the six months ended June 30, 1997 to $2.2 million from $2.5 million for the six months ended June 30, 1996 and decreased as a percentage of revenues to 3.2% for the six months ended June 30, 1997 from 4.8% for the six months ended June 30, 1996. The decrease was due to more assets becoming fully depreciated during the six months than capital additions.

Income from Operations. Income from operations decreased 18.1% for the quarter ended June 30, 1997 to $2.3 million from $2.8 million for the quarter ended June 30, 1996 and decreased as a percentage of revenues to 6.4% for the quarter ended June 30, 1997 from 10.1% for the quarter ended June 30, 1996, due to the increase as a percentage of revenues of selling and marketing and general and administrative expenses for the reasons stated above.

Income from operations decreased 10.1% for the six months ended June 30, 1997 to $3.8 million from $4.3 million for the six months ended June 30, 1996 and decreased as a percentage of revenues to 5.5% for the six months ended June 30, 1997 from 8.2% for the six months ended June 30, 1996, due to the increase as a percentage of revenues of selling and marketing and general and administrative expenses for the reasons stated above.

Other Expense (Income), Net. Other expense (income), net decreased 107.8% for the quarter ended June 30, 1997 to ($78,000) from $996,000 for the quarter ended June 30, 1996, which was primarily a result of the decrease in interest expense. Other expense (income), net decreased 105.0% for the six months ended June 30, 1997 to ($103,000) from $2.1 million for the six months ended June 30, 1996, which was primarily a result of the decrease in interest expense. Interest expense decreased as a result of the Company paying off its then outstanding borrowings from IE with the proceeds of the IPO and investing the remaining net proceeds from the IPO combined with the proceeds from the Loan in short-term securities generating interest income.

Provision for Income Taxes. Provision for income taxes increased 24.8% for the quarter ended June 30, 1997 to $1.1 million from $898,000 for the quarter ended June 30, 1996, which was primarily due to higher income before income taxes. The effective income tax rate decreased to 46.5% for the quarter ended June 30, 1997 from 48.5% for the quarter ended June 30, 1996, primarily due to higher income before income taxes.

Provision for income taxes increased 59.1% for the six months ended June 30, 1997 to $1.9 million from $1.2 million for the six months ended June 30, 1996, which was primarily due to higher income before income taxes.
The effective income tax rate decreased to 47.9% for the six months ended June 30, 1997 from 54.0% for the quarter ended June 30, 1996, primarily due to higher income before income taxes

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including the following: changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunication fees and other services; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; the potential for increased expenditures and the loss of sales generation activity resulting from the sale of the majority of the direct computer sales business of IE with which XLConnect shares facilities and related expenses, employee benefits, insurance policies and other services and has relied on significantly for sales leads; business distractions resulting from the relocation of approximately six branch locations due to the sale of IE's direct computer sales business and other business reasons; the timing of new service offerings by the Company or its competitors; new branch office openings by the Company; the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses; the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services; the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.

The Company believes that revenues in the third quarter will decrease due to the sale of the Power-by-the-Hour contracts and competition with Buyer in service areas that were not covered by the non-competition provisions between the parties, particularly hardware repair.

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.

Liquidity and Capital Resources

The Company's operating activities provided cash of $4.6 million for the six months ended June 30, 1997 due to a timing difference between IE's and the Company's fiscal period ending dates which resulted in XLConnect maintaining the Due to Parent liability to IE as of June 30, 1997 for intercompany services provided and rent paid by IE on behalf of XLConnect. Offsetting this increase is the increase in working capital requirements, primarily accounts receivable resulting from the significant growth in revenues. The Company believes that it may use cash from operations through the end of the year because of continued revenue growth in the Company's retained business and the associated use of working capital in connection with this growth.

The Company's investing activities used cash of $1.3 million for the six months ended June 30, 1997 relating to capital expenditures necessary to support the continued growth in the number of technical service and administrative personnel and new market expansion.

The Company's financing activities provided cash of $5.2 million for the six months ended June 30, 1997 resulting primarily from borrowings against the Loan provided by a third party.

Prior to January 1, 1997, the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, during the six months ended June 30, 1996 the Company did not maintain separate cash accounts.

During 1996, the Company was a party to the IE Credit Facility with IBMCC. The IE Credit Facility allowed for total borrowings by IE of up to $225 million, subject to a collateral-based formula, and was secured by all of the assets of IE and its subsidiaries, including the Company. During October 1996, IE and IBMCC amended the IE Credit Facility to allow the Company to borrow the $20 million Sub-facility directly from IBMCC, subject to a collateral-based formula, and to limit the Company's joint and several liability with IE to IBMCC at $20 million (whether arising from direct borrowings or a guaranty of IE's borrowings). Outstanding balances under the Sub-facility initially bore interest at the prime rate plus .875% (1.5% prior to November 1, 1996) and the Sub-facility had a maturity date of April 5, 1997. IE was permitted under the IE Credit Facility to borrow up to the total amount of the IE Credit Facility, including amounts not then outstanding to the Company under the Sub-facility, provided IE satisfied its collateral-based formula, inclusive of the Company's assets. However, the Company and IE entered into an Intercompany Debt Agreement dated October 22, 1996 which permitted IE to borrow against the Company's assets only up to an amount of borrowing equal to any remaining intercompany indebtedness owed by the Company to IE from time to time. As of March 26, 1997, the Company, IE and IBMCC further amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE under the IE Credit Facility), and the Company and IBMCC entered into a separate credit agreement providing the Company with the XLC Credit Facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries. Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. The Company was in compliance with its covenants during the period and, as of June 30, 1997, the Company had no outstanding borrowings under the XLC Credit Facility.
In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility. Concurrent with establishing the XLC Credit Facility, the Company and IE amended the Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus.75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

Additionally, on February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide the Loan in an amount up to $11 million to be used for specific business purposes. The Company borrowed the full $5.5 million available under the first traunch, which remained outstanding as of June 30, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998 subject to the Company satisfying certain financial criteria. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750,000 will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

On July 18, 1997, XLConnect and IE completed a transaction with Buyer whereby XLConnect sold to Buyer specified "Power-by-the-Hour" managed service contracts and related assets, consisting principally of accounts receivable and fixed assets. In the transaction, IE also sold the majority of its direct computer sales operations to Buyer. Of the total purchase price of approximately $136 million paid by Buyer in the transaction, the Company received $9.3 million (based on the estimated net book value of the assets sold of approximately $4.5 million). The purchase price is subject to adjustment after closing based on the actual net book value of such assets as of the closing date (see Note 8).

Forward Looking Statements

The matters discussed in this Form 10-Q that are forward-looking statements within the meaning of the federal securities laws are based on current management expectations that involve risks and uncertainties that could cause actual results to differ materially from expected results. Potential risks and uncertainties, the occurrence of one or more of which could have a material adverse effect on the Company, include, without limitation: risks related to the impact on the Company of the sale by IE of its indirect computer sales business and the majority of its direct computer sales operations; the risks of any substantial legal proceedings that could be instituted in the future; the factors described herein under "Quarterly Results and Seasonality"; and the risk factors described generally in the Company's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with its initial public offering.

                        Part II - Other Information


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Annual Meeting of Shareholders of the Company was held on June 25, 1997. Shareholders voted on the following items:

  (a)  For the Election of Directors:

                            Term       Votes       Votes       Broker
       Director          Expiration     For       Withheld   Non-Votes
   -----------------     ----------  ----------   --------   ---------
   Richard D. Sanford       1998     16,281,565    49,140        -
   Timothy W. Wallace       1998     16,288,315    42,390        -
   Barry M. Abelson         1998     16,296,165    34,540        -
   J.B. Doherty             1998     16,296,165    34,540        -
   William E. Johnson       1998     16,297,465    33,240        -
   John A. Porter           1998     16,296,465    34,240        -


  (b) For the ratification of appointment of KPMG Peat Marwick LLP as independent auditors for the fiscal year ending December 31, 1997:

                                      Votes        Votes       Broker
                                       For       Withheld    Non-Votes
                                    ----------   --------    ---------
                                    16,313,305    8,100          -

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

     2.1 -- Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 1, 1997 (7)

     2.2 -- First Amendment to Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 18, 1997 (7)

     2.3 -- Agreement between the Company, IE and certain of its subsidiaries dated as of July 18, 1997 relating to allocation of purchase price and indemnities (7)

     3.1  --  Articles of Incorporation of the Company, as amended (2)

     3.2  --  By-Laws of the Company (1)

     4.1  --  Specimen Stock Certificate (4)

    10.1 -- Contribution Agreement between IE, TFN, the Future Now, Inc. of Arkansas and the Company dated as of May 31, 1996 (2)

    10.2 -- 1996 Long-Term Incentive Plan (including form of option agreement) (2)

    10.3 -- Services Agreement between the Company and IE dated as of October 22, 1996 (5)

    10.4 -- Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996 (5)

    10.5 -- Tax Allocation Agreement between the Company, IE and IE's other subsidiaries effective as of January 29, 1995 (5)

    10.6 -- Stock Registration and Option Agreement between the Company, IE and The Future Now, Inc. of Arkansas dated as of May 31, 1996, and Amendment No. 1 thereto dated as of February 28, 1997 (5)

    10.7 -- Indemnification Agreement between the Company and IE dated as of October 22, 1996 (5)

    10.8  --  Offer Letters for Executive Officers of the Company (2)

    10.9 -- Amended Credit Agreement between IBMCC and IE and the Company terminating the $20 million Sub-facility and Credit Agreement between IBMCC and the Company dated as of March 26, 1997 (6)

    10.10  --  Amended and Restated Intercompany Debt Agreement dated as of
               March 26, 1997 by and between IE and the Company

    10.11  --  Services Agreement for Telecommunications Services by and
               between XLConnect Service, Inc. (a wholly-owned subsidiary of the Company Formerly named IntelliCom Solutions, Inc.) and IE dated as of January 1, 1996 (5)

    10.12  --  Services Practice Agreement between Microsoft Corporation and the Company dated as of February 28, 1997 (6)

    27.1   --  Financial Data Schedule (submitted electronically only to
               Securities and Exchange Commission)


(1) Incorporated by reference herein from the Company's Registration Statement on Form S-1 (No. 333-08735) filed on July 24, 1996.

(2) Incorporated by reference herein from Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on September 16, 1996.

(3) Incorporated by reference herein from Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on October 3, 1996.

(4) Incorporated by reference herein from Amendment No. 3 to the Company's Registration Statement on Form S-1 filed on October 15, 1996.

(5) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q filed on December 2, 1996.

(6) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q filed on May 15, 1997. The Company has requested and received confidential treatment for portions of Exhibit 10.12.

(7) Incorporated by reference herein from the Company's Current Report on Form 8-K filed on August 1, 1997.

     (b)  Reports filed on Form 8-K.

No Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        XLConnect Solutions, Inc.


                                        /s/Timothy W. Wallace
                                        -------------------------
                                        Timothy W. Wallace
                                        President and
                                        Chief Operating Officer



                                        /s/ Stephanie D. Cohen
                                        -------------------------
                                        Stephanie D. Cohen
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Chief Accounting Officer




Date: August 14, 1997