Form 10-Q
period 1997-09-30
XLCONNECT SOLUTIONS INC
filed 1997-11-14
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        FOR THE QUARTERLY PERIOD ENDED   September 30, 1997  .

                                 OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM          TO         .


                       Commission file number 0-28892


                        XLConnect Solutions, Inc.
                        -------------------------
           (Exact name of registrant as specified in its charter)


               Pennsylvania                     23-2832796
      -------------------------------       ------------------
      (State or other jurisdiction of         (IRS Employer
      incorporation or organization)        Identification No.)


                411 Eagleview Boulevard, Exton, PA   19341
                ------------------------------------------
         (Address of principal executive offices)    (Zip Code)

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

                           Yes  __X__    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,655,000 shares of Common Stock, par value $0.01 per share were outstanding on November 13, 1997.

                XLConnect Solutions, Inc. and Subsidiaries


                                    INDEX


                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Balance Sheets as of September 30, 1997
          and December 31, 1996                                        3


          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1997 and 1996                     4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1997 and 1996                     5


          Notes to Consolidated Financial Statements                   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    12


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports Filed on Form 8-K                       16


SIGNATURES                                                            18



                        PART I.  Financial Information
                       Item 1.  Consolidated Statements

                   XLConnect Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                   (In thousands, except share-related data)

                                                                   September 30,  December 31,
                                                                       1997          1996
                                                                   (unaudited)
                                                                   ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $  23,749     $   3,467
   Trade accounts receivable, less allowance of $952 at
    September 30, 1997 and $1,072 at December 31, 1996                 27,769        23,063
   Deferred tax asset                                                   1,530         1,225
   Prepayments and other current assets                                 1,681         1,155
                                                                   -----------   -----------
      Total current assets                                             54,729        28,910
                                                                   -----------   -----------
Property and equipment, net of accumulated depreciation                 5,855         4,985
Intangible assets, net of accumulated amortization                     24,453        27,006
Other long-term assets                                                  1,526           766
                                                                   -----------   -----------
Total assets                                                        $  86,563     $  61,667
                                                                   ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                $      21     $      67
   Accounts payable                                                     2,588         3,144
   Accrued expenses                                                     8,937         4,464
   Deferred income and other                                              990         1,449
   Due to Parent                                                       12,717           257
                                                                   -----------   -----------
      Total current liabilities                                        25,253         9,381
                                                                   -----------   -----------
Long-term liabilities:
   Long-term debt                                                       5,110             -
                                                                   -----------   -----------
         Total liabilities                                             30,363         9,381
                                                                   -----------   -----------
Commitments and contingencies ( Notes 5, 7 and 9)

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
     no shares issued and outstanding as of September 30, 1997
     and December 31, 1996                                                  -             -
   Common stock, $.01 par value, 100,000,000 shares authorized;
     16,655,000 shares issued and outstanding as of September 30, 1997
     and December 31, 1996                                                166           166
   Additional paid-in capital                                          50,437        50,074
   Retained earnings                                                    5,597         2,046
                                                                   -----------   -----------
         Total shareholders' equity                                    56,200        52,286
                                                                   -----------   -----------
 Total liabilities and shareholders' equity                         $  86,563     $  61,667
                                                                   ===========   ===========

        See accompanying notes to unaudited Consolidated Financial Statements

                       XLConnect Solutions, Inc. and Subsidiaries
                          Consolidated Statements of Income
                        (In thousands, except per share data)
                                     (unaudited)


                                            Three Months Ended     Nine Months Ended
                                               September 30,          September 30,
                                              1997      1996         1997      1996
                                            --------  --------     --------  --------
Revenues                                    $ 33,552  $ 31,644     $103,174  $ 83,645
Cost of revenues                              22,521    21,905       70,639    58,279
                                            --------  --------     --------  --------
Gross profit                                  11,031     9,739       32,535    25,366

Operating expenses:
   Selling and marketing                       3,223     2,511        9,295     6,260
   General and administrative                  4,666     3,681       14,035     8,790
   Depreciation and amortization                 929     1,081        3,145     3,572
                                            --------  --------     --------  --------
                                               8,818     7,273       26,475    18,622
                                            --------  --------     --------  --------
Income from operations                         2,213     2,466        6,060     6,744

Other income (expense), net:
   Interest                                      150    (1,022)         225    (3,081)
   Gain on sale of PBTH                        1,546         -        1,546         -
   Other                                         (97)       (1)         (69)      (17)
                                            --------  --------     --------  --------
                                               1,599    (1,023)       1,702    (3,098)
                                            --------  --------     --------  --------
Income before income taxes                     3,812     1,443        7,762     3,646

Provision for income taxes                     2,319       740        4,211     1,929
                                            --------  --------     --------  --------
Net income                                  $  1,493  $    703     $  3,551  $  1,717
                                            ========  ========     ========  ========
Earnings per common share
   Net income per common share              $   0.09  $   0.05     $   0.21  $   0.12
   Weighted average number of common shares   17,265    13,888       16,942    13,888


       See accompanying notes to unaudited Consolidated Financial Statements

/TABLE

                  XLConnect Solutions, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                  (In thousands)
                                    (unaudited)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -----------------
                                                                            1997      1996
                                                                           -------   -------
Cash flows from operating activities:
    Net income                                                             $ 3,551   $ 1,717
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                         3,145     3,572
       Gain on sale of PBTH                                                 (1,546)        -
       Loss on disposal of property and equipment                               16        17
       Provision for allowance on trade accounts receivable                    173       129
       Amortization of debt discount                                            47         -
       Deferred income taxes                                                  (361)    1,002
       Changes in assets and liabilities, net of effects of sale of PBTH:
          Trade accounts receivable                                         (9,330)   (4,725)
          Prepayments and other current assets                                (538)   (1,803)
          Other long-term assets                                              (704)       42
          Accounts payable                                                    (556)      (15)
          Accrued expenses                                                   2,750         3
          Deferred income and other                                           (459)     (227)
          Due to parent                                                     12,460         -
                                                                           -------   -------
Net cash provided by (used in) operating activities                          8,648      (288)
                                                                           -------   -------
Cash flows from investing activities:
    Purchases of property and equipment                                     (3,029)   (3,041)
    Proceeds from sale of PBTH                                               9,283         -
                                                                           -------   -------
Net cash provided by (used in) investing activities                          6,254    (3,041)
                                                                           -------   -------
Cash flows from financing activities:
    Repayments of long-term debt                                               (46)     (129)
    Borrowings of long-term debt                                             5,500         -
    Net changes in due to parent                                                 -     3,458
    Payment of initial public offering costs                                   (74)        -
                                                                           -------   -------
Net cash provided by financing activities                                    5,380     3,329
                                                                           -------   -------

Net change in cash and cash equivalents                                     20,282         -

    Cash and cash equivalents-beginning of period                            3,467         -
                                                                           -------   -------
    Cash and cash equivalents-end of period                                $23,749   $     -


      See accompanying notes to unaudited Consolidated Financial Statements
/TABLE

                XLConnect Solutions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
             (Dollars in thousands, except per share data)
                                (unaudited)


Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of XLConnect Solutions, Inc. (the Company or XLConnect) and its wholly-owned subsidiaries. All material transactions between entities included in these financial statements have been eliminated. Prior to January 1, 1996, the Company had no separate legal status or existence. The Company was incorporated under the laws of the Commonwealth of Pennsylvania in January 1996 and issued 1,000 shares of Common Stock to Intelligent Electronics, Inc. (IE) at such time in connection with its initial capitalization. The Company changed its name to XLConnect Solutions, Inc. in May 1996. In addition (i) as of May 31, 1996, IE contributed to the Company the stock of IntelliCom Solutions, Inc. (IntelliCom), formerly a wholly-owned subsidiary of IE, and the assets and liabilities, including debt, relating to the Professional Services Organizations of The Future Now, Inc. and IE, and began accumulating its retained earnings, (ii) the Company and IE entered into certain contractual arrangements effective as of the date set forth on each agreement for the purpose of defining certain relationships between them (see Note 7) and (iii) on September 6, 1996, the Company effected a 13,325-for-1 stock split of the Company's issued and outstanding shares of Common Stock. On October 17, 1996, the Company consummated an initial public offering (IPO) of 3,330,000 of its authorized and unissued shares of Common Stock, or approximately 20% of the Company's outstanding shares after the IPO, at an initial public offering price of $15 per share. Approximately $41,000 of the total net proceeds of $45,110 were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds used for working capital and general corporate purposes. As a result of the IPO, the Company currently is an indirect, 80%-owned subsidiary of IE.

The Consolidated Financial Statements include historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume or other appropriate factors. For the periods presented, certain general and administrative expenses reflected in the Consolidated Financial Statements include allocations of certain corporate expenses from IE. These allocations generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. Interest expense for the nine months ended September 30, 1996 reflects interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries. Income taxes were calculated on a separate tax return basis. Management believes that the allocations in its Consolidated Financial Statements are reasonable.

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

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company in the future or what the balance sheets, results of operations or cash flows of the Company would have been if it had been a separate, stand-alone publicly-held corporation during the nine months ended September 30, 1996.

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

                    XLConnect Solutions, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)
                                  (unaudited)


Note 2.  New Accounting Standards

In February 1997, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires restatement of all prior periods presented and discloses basic and diluted earnings per share. The implementation of FSAS No. 128 is not expected to have a material effect on the Company's calculation of net income per common share.

Note 3.  Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. The Company is transitioning its telecommunications services over to a sales agent model where revenues will be recognized at time of sale. Funds received through IE or directly from vendors for training, capital expenditures and marketing programs are accounted for either as fee income or as a reduction of cost of revenues, capitalized costs or selling and marketing expenses, according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $1,040 and $883 for the nine months ended September 30, 1997 and 1996, respectively. These allocations were based on the relationship of services business volumes to total business volumes of the Company and TFN for 1996 except for funding specifically related to IntelliCom's telecommunications services. The Company and IE renegotiated the basis of this allocation for 1997 based on the Company's contribution to IE's generation of vendor funding. Effective July 1, 1997, the Company began recognizing a fee of $225 per month from IE for managing its operations (see Note 7).

Note 4.  Sale of Specified Service Contracts and Related Assets

On July 18, 1997, XLConnect and IE completed a transaction (the Transaction) with GE Capital Information Technology Solutions Acquisition Corp. (Buyer), a subsidiary of GE Capital Information Technology Solutions, Inc. (GECITS), whereby XLConnect sold to Buyer specified "Power-by-the-Hour" (PBTH)managed service contracts and related assets, consisting principally of accounts receivable and fixed assets. In the transaction, IE also sold the majority of its direct computer sales operations to Buyer. The transaction was pursuant to an Asset Purchase Agreement dated July 1, 1997, as amended on July 18, 1997, the closing date (the Purchase Agreement). The Purchase Agreement includes mutual one year non-competition and no-hire provisions between the parties.

Of the total purchase price of approximately $136,000 paid by Buyer in the transaction, the Company received $9,283 (based on the estimated net book value of the assets sold of approximately $4,530). The purchase price is subject to adjustment after closing based on the actual net book value of such assets as of the closing date. A portion of the purchase price due to IE was placed in escrow pending receipt of certain third-party consents and to fund purchase price adjustments and obligations of IE and the Company under the Purchase Agreement, including the obligation to repurchase from Buyer any transferred accounts receivable which remain uncollected after 120 days following the closing date.

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

                 XLConnect Solutions, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements
               (Dollars in thousands, except per share data)
                                 (unaudited)


Note 4.  Sale of Specified Service Contracts and Related Assets, continued

Pro forma results of operations of the Company for the three and nine months ended September 30, 1997 and 1996, assuming the Transaction was consummated on January 1, 1996, are as follows:

                                  Three Months           Nine Months
                               Ended September 30,   Ended September 30,
                               -------------------   -------------------
                                 1997        1996      1997        1996
                               -------     -------   -------     -------
  Revenues                     $32,708     $27,257   $92,402     $72,708
  Net income                     1,141         407     3,237       1,287
  Net income per common share     0.07        0.03      0.19        0.09

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the Transaction taken place at the beginning of the periods presented or of future results of operations.

Note 5.  Debt Obligations

During October 1996, IE and IBMCC amended IE's Credit Facility to allow the Company to borrow directly from IBMCC up to $20,000 of the total $225,000, subject to a collateral-based formula (the Sub-facility), and to limit the Company's joint and several liability with IE to IBMCC to up to $20,000 (whether arising from direct borrowings or a guaranty of IE's borrowings). As of March 26, 1997, the Company, IE and IBMCC further amended IE's Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE), and the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25,000, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the XLC Credit Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2% depending upon outstanding borrowings. The Company was in compliance with its covenants during the period and, as of September 30, 1997, the Company had no outstanding borrowings under the XLC Credit Facility. In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility. Concurrent with establishing the XLC Credit Facility, the Company and IE have amended and restated their Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus
 .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. The Company borrowed the full $5,500 available under the first traunch, which remained outstanding as of September 30, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

Note 6.  Net Income Per Common Share

Net income per common share is based on the weighted average number of outstanding shares of Common Stock for each period. The per share calculations for the three and nine months ended September 30, 1996 include the effect of the Company's 13,325-for-1 stock split of Common Stock prior to the IPO.

                  XLConnect Solutions, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                (Dollars in thousands, except per share data)
                                 (unaudited)


Note 7.  Related Party Transactions

The Company and IE have entered into a number of agreements, in addition to the Amended and Restated Intercompany Debt Agreement and the agreement providing for mutual indemnities arising from the Transaction referred to herein, for the purpose of defining certain relationships between them. As a result of IE's approximately 80% ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arms-length negotiation. The following summaries of these agreements are qualified in all material respects by the terms and conditions of the agreements.

The "Due to Parent" balance of $12,717 at September 30, 1997 represents the net payable to IE for the services provided by IE to XLConnect under the Services, Space Sharing and Tax Allocation Agreements described below as well as amounts received by XLConnect from shared customers of IE and XLConnect for product sold by IE. These amounts have been paid in full subsequent to September 30, 1997.

Services Agreement

The Company and IE have agreed to an Amended and Restated Services Agreement (Services Agreement) pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance coverage, employee benefit plan coverage, human resources administration and tax management services, that IE has historically provided to the Company. The Company will pay the direct costs of services provided by IE; to the extent that the direct costs of services provided by IE cannot be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. In addition, effective July 1, 1997, the Company assumed for IE and its subsidiaries certain management responsibilities as a result of IE's restructuring in which it sold its indirect computer product business and the majority of its direct computer product business. IE has agreed to pay the Company a fee of $225 per month for such services. The Services Agreement will automatically terminate on (i) the occurrence of a pro rata distribution to IE's shareholders of its remaining shares by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice. Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request.
In the case of the Company, such advances would be made as directed or within specific parameters prescribed by its Board of Directors. Upon termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

In addition, the Services Agreement provides that IE will permit employees of the Company to continue to participate in the benefit plans and programs sponsored by IE until the termination of the Services Agreement.

The Services Agreement also recognizes that IE's remaining direct sales force may continue to provide to the Company sales leads and referrals. The Services Agreement provides that the Company shall continue to compensate IE at least through December 31, 1997 for such leads and referrals that result in revenues to the Company in a manner consistent with and substantially similar to then current practices between the companies.

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


Note 7.  Related Party Transactions, continued

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

Tax Allocation Agreement

The Company and IE have entered into a Tax Allocation Agreement to provide for (i) the allocation of payments of taxes for periods during which the Company and IE are included in the same consolidated group for Federal income tax purposes or the same consolidated, combined or unitary tax returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For periods during which the Company is included in the aforementioned returns, the Company will be required to pay IE its allocable share of any tax benefit attributable to the use of IE's losses, if any.

Indemnification Agreement

The Company and IE have entered into an Indemnification Agreement under which, among other things and subject to limited exceptions, the Company is required to indemnify IE and its directors, officers, employees, agents and representatives for all liabilities relating to the Company's business and operations and for all liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement relating to the IPO. The Indemnification Agreement also provides that each party thereto (the Obligor Party) (i) will use reasonable efforts to obtain the release of the other party thereto (the Guarantor Party) from its obligations under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party (except with respect to the Company's obligations under the Sub-facility and IE's guarantee obligations with respect to the XLC Credit Facility that replaces the Sub-facility), (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

Stock Registration and Option Agreement

Pursuant to the terms of the Stock Registration and Option Agreement with IE, subject to certain limitations, the Company has provided IE with certain registration rights, including demand registration rights and "piggy-back" registration rights, with respect to Common Stock owned by IE after the IPO.

The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and certain legal fees and expenses. This agreement also grants to IE until the earlier to occur of (i) the completion of a distribution by IE to its shareholders of the shares of Common Stock of the Company held by IE (the Distribution) and (ii) the sale by IE of such number of shares of Common Stock that IE is no longer eligible to make the Distribution tax free or to include the Company in IE's consolidated Federal income tax return, a continuous, cumulative option exercisable only upon the original issuance of shares by the Company, to purchase from the Company at then-current market prices such number of shares of Common Stock as necessary for IE to continue to own at least 80% of the outstanding shares of Common Stock.
The option may only be exercised upon the original issuance of shares by the Company. In the event that any shares of Common Stock are issued prior to the Distribution upon the exercise of any option granted under the Company's 1996 Long-Term Incentive Plan and

               XLConnect Solutions, Inc. and Subsidiaries
               Notes to Consolidated Financial Statements
             (Dollars in thousands, except per share data)
                               (unaudited)


Note 7.  Related Party Transactions, continued

such issuance would otherwise prevent IE from continuing to include the Company in IE's consolidated Federal income tax return or effecting the Distribution on a tax-free basis, the option described in the immediately preceding sentence will automatically be deemed to have been exercised in respect of a number of shares of Common Stock equal to four times the number of shares of Common Stock issued upon the exercise of the option granted under the 1996 Long-Term Incentive Plan unless IE shall have earlier terminated such automatic exercise feature.

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services provided by the Company under the services agreement involve the transmission of voice, data, video and other information as well as enhanced telecommunication services such as frame relay and asynchronous transfer mode transmission services. The services provided by the Company also include capacity planning, call accounting, network design and similar services. Total revenues received from IE were $2,374 and $2,898 for the nine months ended September 30, 1997 and 1996, respectively. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI Telecommunications Corporation (MCI). The services agreement has a term of five years and will renew automatically for six successive two year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunications services that in quantity, quality and duration are equal to or better than the services being provided to IE by the Company at a price of 5% or more below the price the Company charges for such services and the Company does not match the offer.

Note 8.  Supplemental Cash Flow Information

Non-cash financing activities of $437 for the nine months ended September 30, 1997 related to the discounting of the Loan as a result of issuing detachable warrants (see Note 5). Cash payments were $76 for interest and $540 for income taxes which includes $420 paid to IE under the Tax Allocation Agreement for the nine months ended September 30, 1997. The Company made no cash payments for interest and income taxes for the nine months ended September 30, 1996.

Note 9.  Contingencies

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

Three and Nine Months Ended September 30, 1997 Compared to Three and Nine Months Ended September 30, 1996.

The following table sets forth the components of revenues of the Company for the periods presented:


                                    Three Months                            Nine Months
                                  Ended September 30,                    Ended September 30,
                          ----------------------------------    ------------------------------------
                                1997             1996 (1)              1997              1996 (1)
                          ----------------------------------    ------------------------------------
                                % of              % of                 % of               % of
                           Amount  Revenue   Amount  Revenue      Amount  Revenue    Amount  Revenue
                          -------- -------  -------- -------     -------- -------   -------- -------
Revenues:
Internetworking           $ 10,642   31.7%  $  9,812   30.0%     $ 31,503    30.5%  $ 25,591   30.6%
Applications development     6,098   18.2      4,732   15.0        17,716    17.2     12,824   15.3
Managed services            13,384   39.9     12,300   38.9        39,303    38.1     32,378   38.7
Telecommunications and
    other fees               3,428   10.2      4,800   15.2        14,652    14.2     12,852   15.4
                          ----------------  ----------------     -----------------  ----------------
Total Revenues            $ 33,552  100.0%  $ 31,644  100.0%     $103,174   100.0%  $ 83,645  100.0%
                          ================  ================     =================  ================

_________________
(1)  Restated to reflect current years presentation

Revenues. Revenues increased 6.0% for the quarter ended September 30, 1997 to $33.6 million from $31.6 million for the quarter ended September 30, 1996. The increase was attributable to growth in most of the Company's service areas combined with fees received from IE of $675,000 for management responsibilities assumed by the Company in connection with the completion of IE's restructuring resulting from the sale of its indirect computer product business and the majority of its direct computer product business. Offsetting these increases were the sale of specified PBTH managed service contracts which included the Company's largest account, General Electric Aircraft Engines, and the decrease in telecommunications services sold to IE as a result of its dispositions.

Revenues increased 23.3% for the nine months ended September 30, 1997 to $103.2 million from $83.6 million for the nine months ended September 30, 1996. The increase was attributable to growth in all of the Company's service areas, partially offset by the sale of the PBTH contracts and the impact on the Company from IE's sale of the indirect business and the majority of its direct business.

Cost of Revenues.    Cost of revenues increased 2.8% for the quarter ended
September 30, 1997 to $22.5 million from $21.9 million for the quarter ended September 30, 1996. This increase was primarily the result of an increased number of technical personnel needed to support the growth in revenues along with the associated training costs necessary to build dedicated Microsoft and IBM/Lotus service practices; offset by the effect of the decrease in PBTH and telecommunication services revenues associated with the sales described above. Cost of revenues as a percentage of revenues decreased to 67.1% for the quarter ended September 30, 1997 from 69.2% for the quarter ended September 30, 1996. This improvement is primarily due to the sale of certain low margin PBTH managed service contracts and the recognition of fees from IE for managing its operations after the restructuring.

Cost of revenues increased 21.2% for the nine months ended September 30, 1997 to $70.6 million from $58.3 million for the nine months ended September 30, 1996. This increase was primarily the result of an increased number of technical personnel needed to support the growth in revenues combined with incremental costs associated with increased revenues from the Company's PBTH program prior to the Transaction. Cost of revenues as a percentage of revenues decreased to 68.5% for the nine months ended September 30, 1997 from 69.7% for the nine months ended September 30, 1996, resulting from an improvement in the utilization of the Company's engineers and technicians and the sale of certain low margin managed service contracts. These improvements were partially offset by the pricing adjustments made to the Company's largest contract.

Selling and Marketing. Selling and marketing expenses increased 28.3% for the quarter ended September 30, 1997 to $3.2 million from $2.5 million for the quarter ended September 30, 1996 and increased as a percentage of revenues to 9.6% for the quarter ended September 30, 1997 from 7.9% for the quarter ended September 30, 1996. Selling and marketing expenses increased 48.5% for the nine months ended September 30, 1997 to $9.3 million from $6.3 million for the nine months ended September 30, 1996 and increased as a percentage of revenues to 9.0% for the nine months ended September 30,
1997 from 7.5% for the nine months ended September 30, 1996.   The increase
in both comparison periods resulted from the continued development of the Company's direct sales force combined with incremental promotional and advertising costs associated with the Company developing its name and service offerings within the marketplace.

General and Administrative. General and administrative expenses increased 26.8% for the quarter ended September 30, 1997 to $4.7 million from $3.7 million for the quarter ended September 30, 1996 and increased as a percentage of revenues to 13.9% for the quarter ended September 30, 1997 from 11.6% for the quarter ended September 30, 1996. General and administrative expenses increased 59.7% for the nine months ended September 30, 1997 to $14.0 million from $8.8 million for the nine months ended September 30, 1996 and increased as a percentage of revenues to 13.6% for the nine months ended September 30, 1997 from 10.5% for the nine months ended September 30, 1996. The increase in both comparison periods was due to the continued separation of XLConnect from IE's direct business with which XLConnect shared certain facilities and related expenses, as well as the Company's growth and new market expansion. Overhead costs also increased in order to support the Company's growth and to enable it to operate as a separate public company. The overhead costs include an expanded management and operations team, associated employee benefits and insurance costs. The Company anticipates continued pressure on general and administrative expenses in regards to final separation from IE's direct computer product sales business.

Depreciation and Amortization. Depreciation and amortization decreased 14.0% for the quarter ended September 30, 1997 to $929,000 from $1.1 million for the quarter ended September 30, 1996 and decreased as a percentage of revenues to 2.8% for the quarter ended September 30, 1997 from 3.5% for the quarter ended September 30, 1996. Depreciation and amortization decreased 11.9% for the nine months ended September 30, 1997 to $3.1 million from $3.6 million for the nine months ended September 30, 1996 and decreased as a percentage of revenues to 3.0% for the nine months ended September 30, 1997 from 4.2% for the nine months ended September 30, 1996. The decrease was due to more assets becoming fully depreciated during the comparable periods than capital additions made combined with the write-off of goodwill specifically associated with the Transaction.

Income from Operations. Income from operations decreased 10.3% for the quarter ended September 30, 1997 to $2.2 million from $2.5 million for the quarter ended September 30, 1996 and decreased as a percentage of revenues to 6.6% for the quarter ended September 30, 1997 from 7.8% for the quarter ended September 30, 1996. Income from operations decreased 10.2% for the nine months ended September 30, 1997 to $6.1 million from $6.7 million for the nine months ended September 30, 1996 and decreased as a percentage of revenues to 5.9% for the nine months ended September 30, 1997 from 8.1% for the nine months ended September 30, 1996, due to the increase as a percentage of revenues of selling and marketing and general and administrative expenses for the reasons stated above.

Other Income (Expense), Net. The Company recognized other income of $1.6 million for the quarter ended September 30, 1997 in contrast to other expense of $1.0 million for the quarter ended September 30, 1996, and recognized other income of $1.7 million for the nine months ended September 30, 1997 as compared to the recognition of other expense of $3.1 million for the nine months ended September 30, 1996. The change in both comparison periods is a result of the combination of recognizing a gain on the sale of the PBTH contracts and related assets in the Transaction and paying off the Company's then outstanding borrowings from IE with the proceeds of the IPO while investing the remaining net proceeds from the IPO and the proceeds from the Loan in short-term securities which generated interest income.

Provision for Income Taxes. Provision for income taxes increased 213.3% for the quarter ended September 30, 1997 to $2.3 million from $740,000 for the quarter ended September 30, 1996. The effective income tax rate increased to 60.9% for the quarter ended September 30, 1997 from 51.3% for the quarter ended September 30, 1996. The provision for income taxes increased 118.3% for the nine months ended September 30, 1997 to $4.2 million from $1.9 million for the nine months ended September 30, 1996. The effective income tax rate increased to 54.3% for the nine months ended September 30, 1997 from 52.9% for the quarter ended September 30, 1996. The increase in income taxes for both comparison periods is a result of greater income before taxes while the effective income tax rates increased due to the write-off of non-deductible goodwill associated with the Transaction.

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including the following: changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunication fees and other services; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; the potential for increased expenditures and the loss of sales generation activity resulting from the sale of the majority of the direct computer sales business of IE with which XLConnect shared facilities and related expenses, employee benefits, insurance policies and other services and has relied on significantly for sales leads; business distractions resulting from the relocation of six branch locations due to the sale of IE's direct computer sales business and other business reasons; the timing of new service offerings by the Company or its competitors; new branch office openings by the Company; the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses; the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services; the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.

Liquidity and Capital Resources

The Company's operating activities provided cash of $8.6 million for the nine months ended September 30, 1997 primarily as a result of the Company after the close of the period paying IE for services provided by IE under the Services, Space Sharing and Tax Allocation Agreements and transmitting cash to IE that the Company had received from shared customers of IE and XLConnect for products sold by IE. In addition, accrued expenses increased for reserves established as a result of the Transaction. Offsetting these increases was an increase in working capital, primarily accounts receivable resulting from the growth in revenues. The Company believes that it may use cash from operations through the end of the year because of continued revenue growth in the Company's business and the associated use of working capital in connection with this growth.

The Company's investing activities provided cash of $6.3 million for the nine months ended September 30, 1997 relating to the sales proceeds from the Transaction. Offsetting the sales proceeds is the use of cash for capital expenditures necessary to support the continued growth of technical service and administrative personnel and new market expansion.

The Company's financing activities provided cash of $5.4 million for the nine months ended September 30, 1997 resulting primarily from borrowings against the Loan provided by a third party.

Prior to January 1, 1997, the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, during the nine months ended September 30, 1996 the Company did not maintain separate cash accounts.

As of March 26, 1997, the Company, IE and IBMCC amended the IE Credit Facility to terminate the Sub-facility (including the Company's joint and several liability to IE under the IE Credit Facility), and the Company and IBMCC entered into a separate credit agreement providing the Company with the XLC Credit Facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries. Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. The Company was in compliance with its covenants during the period and, as of September 30, 1997, the Company had no outstanding borrowings under the XLC Credit Facility. In addition, IE was required by IBMCC to guarantee any borrowings under the XLC Credit Facility. Concurrent with establishing the XLC Credit Facility, the Company and IE Amended and Restated the Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

Additionally, on February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide the Loan in an amount up to $11 million to be used for specific business purposes. The Company borrowed the full $5.5 million available under the first traunch, which remained outstanding as of September 30, 1997. The remaining amount may be drawn after August 28, 1997 and prior to February 28, 1998.
Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750,000 will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which becomes exercisable on February 28, 1998, August 28, 1998 or February 28, 2002, depending upon the occurrence of certain events, at a per share exercise price of $6.65, and expires on February 27, 2007. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.4%.

On July 18, 1997, XLConnect and IE completed the transaction with Buyer whereby XLConnect sold to Buyer specified "Power-by-the-Hour" managed service contracts and related assets, consisting principally of accounts receivable and fixed assets. In the Transaction, IE also sold the majority of its direct computer sales operations to Buyer. Of the total purchase price of approximately $136 million paid by Buyer in the Transaction, the Company received $9.3 million (based on the estimated net book value of the assets sold of approximately $4.5 million). The purchase price is subject to adjustment after closing based on the actual net book value of such assets as of the closing date.

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


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

     2.3   -   Agreement between the Company, IE and certain of its
               subsidiaries dated as of July 18, 1997 relating to allocation of purchase price and indemnities (7)

     3.1   --  Articles of Incorporation of the Company, as amended (2)

     3.2   --  By-Laws of the Company (1)

     4.1   --  Specimen Stock Certificate (4)

    10.1   --  Contribution Agreement between IE, TFN, the Future Now,
               Inc. of Arkansas and the Company dated as of May 31, 1996(2)

    10.2   --  1996 Long-Term Incentive Plan (including form of option agreement) (2)

    10.3   --  Services Agreement between the Company, IE and XLSource,
               Inc. dated as of October 22, 1996 (5)

    10.4   --  Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996 (5)

    10.5   --  Tax Allocation Agreement between the Company, IE and IE's other subsidiaries effective as of January 29, 1995 (5)

    10.6   --  Stock Registration and Option Agreement between the Company,
               IE and The Future Now, Inc. of Arkansas dated as of May 31, 1996, and Amendment No. 1 thereto dated as of February 28, 1997 (5)

    10.7   --  Indemnification Agreement between the Company and IE dated as of October 22, 1996 (5)

    10.8   --  Offer Letters for Executive Officers of the Company (2)

    10.9   --  Amended Credit Agreement between IBMCC and IE and the
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

(7) Incorporated by reference herein from the Company's Current Report on Form 8-K filed on August 1, 1997.

      (b)   Reports filed on Form 8-K.

      The Company filed on August 1, 1997 a Current Report on Form 8-K dated July 18, 1997 reporting, under Item 2, the consummation of the sale of specified "Power-by-the-Hour" managed service contracts and related assets and filed an amended Current Report on Form 8-K/A on September 30, 1997 reflecting pro forma financial information for the Transaction as if it had been consummated as of January 1, 1996.

                                SIGNATURES
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 XLConnect Solutions, Inc.


                                /s/Timothy W. Wallace
                                ------------------------------------
                                Timothy W. Wallace
                                President and
                                Chief Operating Officer



                                /s/ Stephanie D. Cohen
                                ------------------------------------
                                Stephanie D. Cohen
                                Executive Vice President,
                                Chief Financial Officer and
                                Chief Accounting Officer






Date: November 14, 1997