Form 10-Q/A
period 1997-09-30
XLCONNECT SOLUTIONS INC
filed 1998-02-06
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


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

Item 6.  Exhibits
         --------


       	(a)  Exhibits

             10.1 Amended and Restated Services Agreement dated September 30, 1997, by and among Intelligent Electronics, Inc., XLConnect Solutions, Inc. and XLSource, Inc.

             10.2 Amendment No. 1 to Stock Registration and Option Agreement dated as of December 1, 1997, by and among XLConnect Solutions, Inc., Intelligent Electronics, Inc. and XLSource, Inc.

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





Date: February 6, 1998