Form 10-K
period 1997-12-31
XLCONNECT SOLUTIONS INC
filed 1998-03-31
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K
(Mark one)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1997
                                  OR
    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form
10-K or any amendment to this Form 10-K.  [    ]

      As of March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $61,298,184 based on the last reported sale price on the Nasdaq Stock Market of
                 $19.3125 per share as reported by Nasdaq.

        As of March 27, 1998, there were 16,684,100 shares of the registrant's Common Stock, $.01 par value per share, outstanding.

                   Documents Incorporated by Reference
                                  None

                                PART I

ITEM 1.  BUSINESS

Overview

XLConnect Solutions, Inc. ("XLConnect" or the "Company") is a professional services organization providing enterprise-wide solutions to clients with complex computing and communications requirements. As a single source provider, the Company offers comprehensive internetworking, applications development, managed and telecommunications services. The Company's solutions are custom designed to integrate computing and communications devices and equipment with software applications and systems to develop local area networks ("LANs") and to link LANs through public and private communications networks and the Internet to form wide area networks ("WANs").

Internetworking services include consulting, design and implementation of LANs and WANs. Applications development include customization and adaptation of proven software as well as training to support the Company's applications development and internetworking solutions. Managed services enable clients to outsource multiple aspects of their information technology functions, including technology selection, deployment and support, network management and help desk support. Telecommunications services include data, microwave and voice transmission. XLConnect believes that its information technology solutions enable its clients to increase productivity and enhance competitiveness by improving the flow of information among clients' employees, customers and suppliers.

The Company, incorporated in January 1996, currently is an indirect, 80%- owned subsidiary of Intelligent Electronics, Inc. (including all of its subsidiaries other than the Company, "IE"). All references herein to the "Company" or "XLConnect" include the consolidated historical operating results and activities of, and the assets and liabilities assigned to, the business and operations which IE contributed to form the Company.

On March 4, 1998, IE and the Company entered into an Agreement and Plan of Merger with Xerox Corporation ("Xerox") whereby Xerox will acquire all of the outstanding shares of capital stock of IE in exchange for $7.60 per share and all of the outstanding shares of capital stock of the Company not owned by IE in exchange for $20.00 per share through the merger of acquisition subsidiaries of Xerox with and into each of IE and the Company (together, the "Mergers"). The closing of the Mergers is subject to shareholder approval and other customary terms and conditions. There can be no assurance that the Mergers will be completed. After the closing of the Mergers, currently anticipated to occur not later than June 30, 1998, the Company will be an indirect wholly-owned subsidiary of Xerox.

Services Offered

The Company provides internetworking, applications development, managed and telecommunications services, as described below.

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

Implementation and Project Management. XLConnect implements network design solutions and assumes responsibility for managing entire projects.
Elements of project management include configuring and installing desktop devices and networking equipment, configuring network operating systems and applications software, installing Internet web servers and implementing the infrastructure required for telecommunications services. XLConnect also provides services to enhance clients' information security over the Internet by customizing and implementing firewalls.

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

Applications Development and Integration.    XLConnect custom designs
groupware, client/server and intranet software applications. In particular, the Company customizes IBM/Lotus Notes applications into comprehensive intranet group communications solutions, such as electronic messaging, bulletin boards and video and voice communications capabilities. The Company also customizes Microsoft Exchange to help clients exchange information seamlessly. XLConnect adapts Netscape and Microsoft software to enable clients to implement electronic mail, electronic commerce and other Internet applications over the World Wide Web. The Company also provides Internet applications to develop web pages using programming languages such as Java and HTML. Finally, the Company offers its own suite of proprietary, intranet-based applications which it bundles together with customization and other services such as training and refers to as "XLConnectNets."

End-user Training.     The Company offers comprehensive training through
cooperative relationships with vendors such as Microsoft, Novell and IBM/Lotus to support its applications and internetworking solutions. Training is provided to end-users through programs designed to address the client's custom applications. In order to deliver training in an efficient and effective manner, XLConnect uses proven methodologies, assesses end-user training requirements and develops customized curricula.
Additionally, technical certification training centers are located in eight of the Company's 27 locations and provide vendor-certified instructors.

Managed Services

XLConnect's managed services help clients to organize and manage their technology resources, enable them to outsource multiple aspects of their information technology functions and minimize their support costs from the desktop through the LAN and WAN. The Company's managed services reduce clients' costs of technology ownership, allowing them to focus on their core competencies and reduce their in-house support staffs.

Technology Selection, Deployment and Management Services. XLConnect provides technology selection, procurement and deployment, asset management, software distribution and other support services. The Company places personnel on-site and dispatches personnel as needed to provide desktop and LAN support services. In addition, XLConnect also provides hardware repair services when requested by clients. Typically, the Company subcontracts a significant amount of these services to nationally recognized hardware repair providers.

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

Help Desk. XLConnect's help desk services provide software and network administration support, 24 hours a day, seven days a week, both on-site at the client and remotely from the Company's Help Desk Centers. Most of the calls involve software support for the clients' end-users.

Telecommunications and Other Services

The Company's telecommunications services include the provision of data, microwave and voice transmission services. To provide these services, the Company has alliances with several leading telecommunications carriers and Internet service providers.

XLConnect is a non-facilities-based sales agent, and in limited circumstances a reseller, of value-enhanced services including voice, Internet access, ISDN and frame relay services, utilizing public switched and dedicated private networks.

In addition, effective July 1, 1997, the Company assumed for IE certain management responsibilities as a result of IE's restructuring in which it sold its indirect computer product business and the majority of its direct computer product business. IE has agreed to pay the Company a fee of $225,000 per month for such services.

Operations

Branch Office and Facilities Network.    XLConnect operates from its
headquarters and 26 branch locations throughout the United States, which include its Network Management Center and two Help Desk Centers. The branch network is divided into nine geographic regions, with a vice president responsible for all aspects of operations within each region.
The number of technical personnel in each location ranges from approximately 10 to 145 persons (other than Seattle and Hartford which have one person each), and the level of expertise ranges from offices which provide a few specialized services to offices which provide all of the Company's services. Each branch office has a practice director who oversees the services provided by that office. Depending on its size, a branch office may have one or more practice managers who oversee specific services provided by that office. Reporting to each practice manager in the larger branches are project managers, senior and staff engineers, technicians and developers, and administrative personnel.

Project Planning and Review.     When the Company is presented with a
service opportunity, the Company typically first performs a needs assessment of the opportunity and, for larger projects, a separate risk assessment to ensure that the requested service is within the Company's scope of expertise and to analyze the risks that may affect the Company's ability to deliver a quality solution to the client. The Company emphasizes the development of standardized methodologies for each type of service with respect to scope, technologies involved and other aspects of the service. Proposals submitted to clients contain specific scopes of work, timetables and change order processes which detail the Company's and client's responsibilities. Once XLConnect is engaged, a project manager or senior engineer, who typically has been involved in the proposal process, is assigned to the project, based on technical skills and experience. Additional staff and engineers are allocated to the project as needed, based on each individual's technical experience and availability.

Project Terms and Pricing.     The Company generally contracts to provide
its services on either a time and materials or fixed-price project basis. Most of the Company's contracts are terminable by the client upon relatively short notice, often 30 to 90 days or shorter. For smaller projects, the Company typically enters into statements of work, letters of understanding or short form contracts which provide for agreed upon pricing, payment terms and scope of work. The Company also often charges a time and materials based fixed monthly fee to maintain technical personnel on site at a client's location long-term. Fixed-price contracts are generally utilized when the Company can clearly define the scope of services to be provided and the Company's cost of providing those services so as to limit the risk of cost overruns. They are also commonly used for network management, help desk and certain other managed services engagements which are typically priced per device or per resolved call. Time and materials pricing is used for most consulting services, internetworking and staffing engagements and for out of scope services on fixed price managed services contracts.

Technical Capabilities

Professional Technical Staff.     The Company's professional staff of
engineers and technicians is authorized by many industry-leading hardware and software manufacturers, including Bay Networks Inc. ("Bay"), Cisco Systems, Inc. ("Cisco"), Hewlett-Packard Company ("HP"), International Business Machines Corporation, including its Lotus Division ("IBM/Lotus"), Microsoft Corporation ("Microsoft"), Novell, Inc. ("Novell") and 3Com Corporation ("3Com"). These authorizations enable XLConnect to provide advanced network services and support for each vendor's products and services.

The Company hires technical personnel from two pools of applicants: experienced personnel and recent college and technical school graduates.
The Company established a college cooperative education program in 1995 in several branch offices, through which computer science students are hired on a part-time basis and receive both work experience and college credit. The Company may then offer full-time employment to the best prospects in the program. As of February 27, 1998, the Company utilizes 13 full-time recruiters to identify and recruit technical personnel. At any given time, the Company typically has 200 or more auxiliary personnel subcontracted from temporary employment agencies to meet changes in staffing requirements quickly. Several of these agencies allow XLConnect to hire the subcontractors after 90 to 180 days without placement fees, providing a cost-effective source of full-time engineers and technicians whom the Company can evaluate on a trial basis.

Advanced Education. As part of the Company's effort to maintain and enhance its technical expertise, it provides continuing education to all sales and technical services personnel. Technical employees are required to complete intensive training and certification programs through "XLConnect University." XLConnect University's programs feature three methods of technical instruction: regularly scheduled certification classes offered in eight of the Company's offices, boot camps, which are vendor-sponsored training events offered in centralized locations throughout the United States and self study using computer-based training materials offered through CBT Systems. Key certified vendor technologies include IBM/Lotus, Microsoft and Novell. The Company also offers online, remote training, as well as self-study employee certification programs.

Industry Alliances and Relationships

In order to strengthen its service offerings, the Company has relationships with a number of leading technology and telecommunications companies. Key relationships include the following:

Microsoft.     The Company has obtained Microsoft Partner Status in several branches since August 1993. Working with Microsoft, the Company has developed consulting methodologies that support client needs in the areas of NT Server, Windows 95, Exchange Server migrations and other Microsoft BackOffice technologies. Eight of the Company's offices are authorized Microsoft technical education centers and provide end-user and technician training on Microsoft technologies. In addition, the Company participates in Microsoft's Early Adopter Program, testing and providing feedback on Microsoft's new products before their general release. As part of its relationship with Microsoft, the Company has developed services to provide remote network management over the Internet to support Microsoft NT and Microsoft's BackOffice Products. Microsoft's participation in XLConnect's employee training programs enables XLConnect engineers and technicians to maintain and enhance their skills.

The Company entered into an agreement with Microsoft in February 1997 to develop and maintain, with Microsoft's assistance, a Microsoft Services Practice. The Company's Microsoft Services Practice is a professional services practice dedicated to Microsoft technologies. As of February 27, 1998, this practice initiative was comprised of approximately 345 certified professionals dedicated to creating and delivering complex business information solutions.

This initiative also includes an arrangement through which Microsoft Consulting Services and XLConnect will align senior level Microsoft consultants, known as Partner Program Managers ("PPMs"), throughout XLConnect's major market locations. The PPMs will provide technical leadership, business development support, high level project management and mentoring to XLConnect's national base of technical professionals. In addition, XLConnect participates in Microsoft's Service Advantage Program.

IBM/Lotus.     The Company has a long-standing relationship with IBM/Lotus.
Three of the Company's offices operate as Lotus authorized education centers. XLConnect serves as a beta site for testing IBM's intranet, Lotus Notes and communications server software. In addition to working closely with IBM/Lotus in developing and integrating Lotus Notes and other IBM software applications, the Company signed an IBM subcontractor agreement in May 1996 that enables IBM to resell XLConnect's professional services. Finally, the Company executed an agreement with IBM in June 1997 in which IBM has agreed to provide the Company with certain levels of funding for the Company to develop and maintain a dedicated IBM/Lotus practice of at least 100 certified professionals. As of February 27, 1998, this practice was comprised of approximately 130 certified professionals.

XLConnect has agreements or relationships with other leading technology and telecommunications companies such as Bay, Boise Cascade Office Products Corporation ("Boise Cascade"), Cisco, HP, Ingram Micro, Inc. ("Ingram"), IBM/Lotus, MCI Telecommunications Corporation ("MCI"), Microsoft, Novell and Softmart, Inc. ("Softmart"). These relationships typically provide the Company with additional sales leads, better access to new technologies, advanced training and the opportunity to conduct joint marketing.

Sales and Marketing

The Company focuses its sales and marketing efforts on companies with complex computing and communications requirements located throughout the United States. To reach its clients, the Company uses a mix of direct and indirect sales channels. XLConnect's direct sales organization is comprised of approximately 125 persons as of February 27, 1998, including 4 support staff persons and 30 practice directors and other senior field management personnel with sales responsibilities. In addition, XLConnect continues to utilize IE's approximately 105 person sales department, as of February 27, 1998, as its largest indirect sales channel. Prior to 1997, IE's sales staff generated a substantial portion of the Company's sales, and the Company currently continues to utilize IE's sales staff for a significant percentage of its sales leads in select markets.

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

The Company has a marketing department of 4 persons as of February 27, 1998. The Company's external marketing efforts currently include the development of brochures, direct mail campaigns, formulation of marketing strategies and field programs designed to create new business opportunities and the development of sales presentation materials. The Company's marketing department is also responsible for continued development of the Company's presence on the Internet.

Clients

During 1997, approximately 625 clients, including many Fortune 1000 corporations, purchased at least $10,000 of the Company's services. The Company's clients operate in a variety of industries and service businesses, and the Company is not dependent on any single industry or service business as a source of clients. Services provided to one client, General Electric Aircraft Engines ("GEAE"), a division of General Electric Company, principally managed services, accounted for 6.3%, 13.6% and 14.8% of the Company's revenues during 1997, 1996 and 1995, respectively. No other client accounted for more than 5% of the Company's revenues during 1997, 1996 or 1995. Sales to the Company's top 25 clients totaled 36.6%, 42.7%, and 52.4% for 1997, 1996 and 1995, respectively. Effective on July 18, 1997, the Company sold its Power by the Hour ("PBTH") contract with GEAE to GE Capital Information Technology Solutions Acquisition Corp., a subsidiary of GE Capital Information Technology Solutions, Inc. ("GECITS").

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

Suppliers

The Company utilizes the products and services of leading manufacturers, vendors and distributors of computer hardware, software and peripherals and suppliers of Internet access and other telecommunications services. The Company recommends and outsources the procurement of products for its clients as needed through distributors, primarily IE before and Ingram after the July 18, 1997 closing of the sale by IE of its indirect computer product business to Ingram. The Company generally does not purchase, take title to nor resell products. Instead, the supplier, whether IE, Ingram or another distributor, VAR or vendor, in effect serves as a subcontractor on a project-specific basis and typically invoices the end-user directly.

Intellectual Property Rights

The Company's client contracts generally provide that the specific deliverables, documentation and customized solutions created for the client become the property of the Company's clients, with exceptions, in particular with respect to applications development projects, for certain residual pre-existing rights and generic computer consulting know-how and techniques, and with respect to projects in which the Company licenses the use of its XLConnectNets. To the extent applicable, the Company relies primarily on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its intellectual property rights, which afford only limited protection. The Company routinely enters into non-disclosure and confidentiality agreements with employees, contractors, consultants and clients. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and there can be no assurance that the Company's means of protecting its proprietary rights will be adequate.

Employees

As of February 27, 1998, the Company employed 1,517 persons, of whom 131 were engaged in sales and marketing (including 4 support staff persons as well as 30 branch practice directors and senior field management personnel who also have management responsibilities), 1,219 were engaged in providing the Company's technical services and training and 167 were engaged in finance, administration and management functions.

None of the Company's employees are covered by a collective bargaining agreement. Most of the Company's employees have executed confidentiality and proprietary rights and/or non-solicitation agreements. In addition, the Company requires that all new employees execute such agreements as a condition of employment by the Company since there is increasing competition for experienced technical professionals and sales and marketing personnel. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel.
The Company considers relations with its employees to be good.


ITEM 2.  PROPERTIES

The Company does not own any real property and currently either subleases its office space from IE pursuant to the terms of a Space Sharing Agreement or leases space directly from third parties. As of February 27, 1998, the Company subleases from IE approximately 5,000 square feet as its headquarters space in Exton, Pennsylvania. The Company's headquarters, including additional space in the facility available from IE, contains sufficient space for certain of its sales, administrative and technical personnel and its marketing, finance and senior executive staffs. In addition, the Company subleases from IE a total of approximately 58,000 square feet of office space pursuant to the Space Sharing Agreement at 13 of its branch office locations, including Cincinnati and Bettendorf, Iowa (which include the Help Desk Centers) and Houston (which includes the Network Management Center), and leases directly from third parties a total of approximately 57,000 square feet. The Company believes that its existing facilities are adequate to meet its current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation and arbitration matters in the ordinary course of business. The Company believes that it has meritorious defenses in and is vigorously defending against all such matters. Management believes the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.



                             PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter in the Nasdaq National Market (symbol XLCT). As of March 27, 1998, there were 24 shareholders of record representing in excess of 3,000 beneficial owners.

Set forth below is the range of the high and low sale prices for the Company's Common Stock as reported by Nasdaq during each fiscal quarter within the two most recent fiscal years:


      Quarter ended                      High            Low
  ---------------------------------    ----------     ----------
  March 31, 1998 (through March 27)     $ 22 1/2      $ 14 13/16

  December 31, 1997                     $ 17 7/8      $ 11 1/2

  September 30, 1997                    $ 15 7/8      $   7 1/2

  June 30, 1997                         $  8 3/4      $   5 3/4

  March 31, 1997                        $ 30 3/8      $   5

  December 31, 1996 (from October  17)  $ 31 3/4      $  26


On October 17, 1996, the Company consummated its initial public offering ("IPO") at an IPO price of $15 per share. On March 27, 1998, the closing sale price for the Company's Common Stock as reported by Nasdaq was $19.3125. The market price of the Company's Common Stock has been, and may continue to be, extremely volatile. Factors such as those listed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations and Quarterly Results and Seasonality" may have a significant impact on the market price of the Company's Common Stock.

The Company has never paid any cash dividends on its Common Stock. The Company currently intends to retain future earnings for use in its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                                                Year ended December 31,
                                     ---------------------------------------------
                                       1997    1996 (2)    1995     1994     1993
                                     --------  --------  -------  -------  -------
                                         (In thousands, except for share data)
Statement of Income Data:
Revenues                             $135,703  $114,892  $79,862  $50,965  $49,653
Cost of revenues                       91,911    81,077   56,327   37,159   33,816
                                     --------  --------  -------  -------  -------
Gross profit                           43,792    33,815   23,535   13,806   15,837
Operating expenses:
   Selling and marketing               13,245     8,779    3,975    3,755    3,815
   General and administrative          18,227    12,467    9,178    6,543    5,294
   Depreciation and amortization        4,200     4,782    3,123    1,060      816
                                     --------  --------  -------  -------  -------
                                       35,672    26,028   16,276   11,358    9,925
                                     --------  --------  -------  -------  -------
Income from operations                  8,120     7,787    7,259    2,448    5,912
Other income (expense), net               276    (3,262)  (2,578)  (1,763)    (941)
Gain on sale of PBTH (3)                1,991         -        -        -        -
                                     --------  --------  -------  -------  -------
Income before income taxes             10,387     4,525    4,681      685    4,971
Provision for income taxes              5,417     2,479    2,259      435    2,092
                                     --------  --------  -------  -------  -------
Net income                           $  4,970  $  2,046  $ 2,422  $   250  $ 2,879
                                     ========  ========  =======  =======  =======

 Basic earnings per common share     $   0.30  $   0.15
                                     ========  ========
 Diluted earnings per common share   $   0.29  $   0.14
                                     ========  ========

Balance Sheet Data (1):
Working capital                      $ 30,194  $ 19,529  $11,298  $ 3,346  $ 8,424
Total assets                           79,920    61,667   54,473   31,918   40,034
Long-term debt, less
  current portion                       5,139         -   39,556   13,282   27,887
Shareholders' equity                   58,026    52,286    5,130    2,708    2,458


______
(1) See Note 1 to the Consolidated Financial Statements for the year ended December 31, 1997 for information regarding the Company's IPO.
(2)  Restated to reflect current year's presentation.
(3) See Note 3 to the Consolidated Financial Statements for the year ended December 31, 1997 for information regarding the sale of specified
Power-by-the-Hour contracts and related assets.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's historical financial statements consist of the results of operations and financial condition of the professional services organization of The Future Now, Inc. ("TFN") both prior to and after TFN's acquisition by IE in August 1995, as well as the incremental goodwill and indebtedness associated with that acquisition. The Company's financial statements also include the accounts of IE's telecommunications subsidiary, IntelliCom Solutions, Inc. ("IntelliCom"), beginning on January 1, 1996. Prior to June 1996, IE conducted the Company's businesses through various divisions and subsidiaries. As of May 31, 1996, IE constituted the Company by contributing to it the assets and liabilities related to TFN's professional services business and the stock of IntelliCom and by entering into certain agreements with the Company governing various interim and ongoing relationships between the two companies (the "Formation Transactions").

XLConnect's revenues are generated from the provision of professional services, which include internetworking, applications development, managed and telecommunications services and other fees. The Company began offering its telecommunications services in January 1996.

On March 4, 1998, IE and the Company entered into an Agreement and Plan of Merger with Xerox whereby Xerox will acquire through the Mergers all of the outstanding shares of capital stock of IE in exchange for $7.60 per share and all of the outstanding shares of capital stock of the Company not owned by IE in exchange for $20.00 per share. The closing of the Mergers is subject to shareholder approval and other customary terms and conditions. However, there can be no assurance that the Mergers will be completed. After the closing of the Mergers, currently anticipated to occur not later than June 30, 1998, the Company will be an indirect wholly-owned subsidiary of Xerox.

Formation Transactions Allocations. The historical financial statements of the Company reflect the results of operations, financial position and cash flows of the businesses transferred to the Company from IE in the Formation Transactions. The Company's financial statements are presented as if the Company had existed as a corporation separate from IE prior to the Formation Transactions and include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methodologies which took into consideration personnel, business volume or other appropriate factors. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

For the periods presented, and to a greater extent for those prior to January 1, 1996, certain general and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from IE. These allocations generally include administrative expenses related to general management, insurance, information management, and other miscellaneous services. In addition, selling and marketing expenses for such periods reflect allocations of IE's total selling and marketing expenses and the assumed fees paid to IE for sales referrals during the corresponding periods. Although the Company believes the allocations and the charges for such services to be reasonable, the costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had been an independent entity and had otherwise contracted for or managed these functions. The Company also received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $1,260,000, $1,223,000, and $777,992 for
1997, 1996 and 1995, respectively.   These allocations were based on the
relationship of services business volumes to total business volumes of the Company and IE except for funding related to IntelliCom's telecommunications services after January 1, 1996. Subsequent to the Formation Transactions and the Company's IPO, except as set forth in Note 14 to the Company's Consolidated Financial Statements, the Company has managed various required administrative functions using its own resources or contracted with third parties to perform these services and, in addition, has been responsible for the costs and expenses associated with the management of a public corporation. The Company's goodwill represents an allocation from IE of the Company's share of intangible assets resulting from historical acquisitions by TFN and IE's acquisition of TFN. The goodwill allocation took into consideration various factors, which included operating cash flows, revenue streams and employee and client bases.

The provision for income taxes was calculated as if the Company was a stand-alone corporation filing separate Federal and state income tax returns for all periods presented. The Company's intercompany borrowings from IE, prior to the IPO, represent the net cash required by the Company to fund its operations, an allocation of the debt incurred by IE in acquiring TFN and allocations of the debt incurred by TFN in connection with other acquisitions by TFN since 1990.

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


Results of Operations

The following table sets forth for the period indicated the percentage of revenues represented by expense items in the Company's Consolidated Statements of Income.

                                     Year ended December 31,
                                   ----------------------------
                                     1997      1996      1995
                                   --------  --------  --------
Revenues                            100.0 %   100.0 %   100.0 %
Cost of revenues                     67.7      70.6      70.5
                                   --------  --------  --------
Gross profit                         32.3      29.4      29.5
Operating expenses:
   Selling and marketing              9.8       7.6       5.0
   General and administrative        13.4      10.9      11.5
   Depreciation and amortization      3.1       4.2       3.9
                                   --------  --------  --------
                                      26.3      22.7      20.4
                                   --------  --------  --------
Income from operations                6.0       6.7       9.1
Other income (expense), net           0.2      (2.8)     (3.3)
Gain on sale of PBTH                  1.5         -         -
                                   --------  --------  --------
Income before income taxes            7.7       3.9       5.8
Provision for income taxes            4.0       2.1       2.8
                                   --------  --------  --------
Net income                            3.7 %     1.8 %     3.0 %
                                   ========  ========  ========

The following table sets forth the components of revenues of the Company for the periods presented:


                                             Year ended December 31,
                         -------------------------------------------------------------
                                 1997                1996 (1)             1995(1)
                         -------------------  -------------------  -------------------
                         Amount % of Revenue  Amount % of Revenue  Amount % of Revenue
                         -------- ----------  -------- ----------  -------- ----------
Revenues:
 Internetworking         $ 42,551    31.4%    $ 35,613    31.0%    $ 25,106    31.4%
 Applications development  23,553    17.4       17,188    15.0       12,518    15.7
 Managed services          52,770    38.9       44,063    38.4       33,974    42.6
 Telecommunications &
    other fees             16,829    12.3       18,028    15.6        8,264    10.3
                         -------- ----------  -------- ----------  -------- ----------
                         $135,703   100.0%    $114,892   100.0%    $ 79,862   100.0%
                         ======== ==========  ======== ==========  ======== ==========

_____
(1) Restated to reflect current year's presentation.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Revenues. The Company's revenues increased 18.1% for 1997 to $135.7 million from $114.9 million for 1996. The increase in revenues resulted principally from growth in most of the Company's service areas combined with fees received from IE of approximately $1.4 million for management responsibilities assumed by the Company in connection with the completion of IE's restructuring resulting from the sale of its indirect computer product business and the majority of its direct computer product business. Partially offsetting these increases were the sale as of July 18, 1997 to GECITS of specified PBTH managed services contracts which include the Company's largest account GEAE, and the decrease in telecommunications services sold to IE as a result of IE's sale of its indirect computer product business and the majority of its direct computer product business. Pro forma revenues (assuming the sale to GECITS occurred on January 1, 1996) increased 28.5% to $124.9 million for 1997 from $97.2 million for 1996.

Cost of Revenues. Cost of revenues increased 13.4% for 1997 to $91.9 million from $81.1 million for 1996, primarily as a result of an increased number of technical personnel needed to support the growth in revenues combined with incremental costs associated with increased revenues from the Company's PBTH program prior to the sale to GECITS. Cost of revenues as a percentage of revenues decreased to 67.7% for 1997 compared to 70.6% for 1996 resulting primarily from the fees received for managing IE's remaining organizations and the sale of certain low margin managed service contracts.

Selling and Marketing. Selling and marketing expenses increased 50.9% for 1997 to $13.2 million from $8.8 million for 1996 and increased as a percentage of revenues to 9.8% for 1997 from 7.6% for 1996. The increases were a result of continued development of the Company's direct sales force combined with incremental promotional and advertising costs associated with the Company developing its name and service offerings within the marketplace.

General and Administrative. General and administrative expenses increased 46.2% for 1997 to $18.2 million from $12.5 million for 1996 and increased as a percentage of revenues to 13.4% for 1997 from 10.9% for 1996. The increases were due to the increased costs associated with securing separate facilities in a number of branch locations as XLConnect continued its separation from IE's direct business with which XLConnect shared certain facilities and related expenses, as well as the Company's growth and new
market expansion.   Overhead costs also increased in order to support the
Company's growth and to enable it to operate as a separate public company. The overhead costs include an expanded management and operations team, associated employee benefits and insurance costs. The Company anticipates continued increases in general and administrative expenses as a result of business growth and final separation from IE's direct computer product business.

Depreciation and Amortization. Depreciation and amortization decreased 12.2% for 1997 to $4.2 million from $4.8 million for 1996 and decreased as
a percentage of revenues to 3.1% for 1997 from 4.2% for 1996.   The
decreases resulted from assets becoming fully depreciated during the year in greater amounts than capital additions were made, combined with the write-off of goodwill specifically associated with the sale to GECITS of the specified PBTH managed services contracts and related assets.

Income from Operations. Income from operations increased 4.3% for 1997 to $8.1 million from $7.8 million for 1996 and decreased as a percentage of revenues to 6.0% in 1997 from 6.7% in 1996, for the reasons stated above.

Other Income (Expense), Net.   The Company recognized other income of $2.3
million for 1997 as compared to other expense of $3.3 million in 1996. The change is a result of the Company paying off its outstanding borrowings from IE with the proceeds of the IPO, investing the remaining proceeds of the IPO along with the proceeds from a third party loan into short-term securities which generated net interest income and recognizing a gain on the sale of the PBTH contracts and related assets in the GECITS transaction.

Provision for Income Taxes. Provision for income taxes increased 118.5% for 1997 to $5.4 million from $2.5 million for 1996. The effective tax rate decreased to 52.2% for 1997 from 54.8% in 1996. The increase in income taxes and the decrease in the effective income tax rate is a result of greater income before taxes which exceeded the effects of the write-off of non-deductible goodwill associated with the GECITS transaction.

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

Cost of Revenues. Cost of revenues increased 43.9% for 1996 to $81.1 million from $56.3 million for 1995, primarily as a result of an increased number of technical personnel, due in part to the expansion of the Company's help desk operations, and incremental costs incurred due to the growth in the PBTH program. The increase also reflects $5.6 million of costs associated with revenue from telecommunications services. Cost of revenues as a percentage of revenues remained nearly constant at 70.6% for 1996 compared to 70.5% for 1995. During the relevant periods, the effect of improved management of funding ancillary costs (e.g., travel, training) via client billings and vendor funding combined with improvements relating to the tracking of warranty repair parts was offset by the introduction of lower margin telecommunications services and growth in certain managed service offerings, primarily the PBTH program and hardware repair, which provide recurring or repeat revenues at lower margins than other Company services.

Selling and Marketing. Selling and marketing expenses increased 120.9% for 1996 to $8.8 million from $4.0 million for 1995 and increased as a percentage of revenues to 7.6% for 1996 from 5.0% for 1995. The increase in dollars and as a percentage of revenues was a result of additional sales personnel as the Company continues to develop its direct sales force. In addition, the dollar increase resulted from the additional commission and bonus expense incurred on the increase in revenues from 1995 to 1996.

General and Administrative. General and administrative expenses increased 35.8% for 1996 to $12.5 million from $9.2 million for 1995. As a percentage of revenues, general and administrative expenses decreased to 10.9% for 1996 from 11.5% for 1995. The dollar increase was due to the incremental costs associated with the introduction of telecommunications services, increased overhead costs required to support the Company's growth and to enable it to operate as a separate company, including an expanded management team, and expanded facility costs to support overall personnel growth. The decrease as a percentage of revenues was attributable to the Company's improved return on fixed costs combined with effective management of variable costs.

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

Income from Operations. Income from operations increased 7.3% for 1996 to $7.8 million from $7.3 million for 1995 and decreased as a percentage of revenues to 6.7% in 1996 from 9.1% in 1995, for the reasons stated above.

Other Income (Expense), Net. Other expense, net increased 26.5% for 1996 to $3.3 million from $2.6 million for 1995, primarily as a result of an increase in interest expense due from the increase in intercompany borrowings attributable to IE's acquisition of TFN in August 1995 and incremental debt required to support the Company's higher working capital needs. With the IPO net proceeds of $45.1 million, the Company paid off its then outstanding borrowings from IE.

Provision for Income Taxes. Provision for income taxes increased 9.7% for 1996 to $2.5 million from $2.3 million for 1995. The effective income tax rate increased to 54.8% for 1996 from 48.3% for 1995, primarily due to the increase in nondeductible goodwill amortization associated with the acquisition of TFN by IE in August 1995.

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including the following: changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunications and other fees; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; the potential for increased expenditures and loss of sales generation activity resulting from the sale of the majority of the direct computer product business of IE with which XLConnect shared facilities and related expenses, employee benefits, insurance policies and other services and relied on significantly for sales leads; business distractions resulting from the relocation of branch locations for various reasons; the timing of new service offerings by the Company or its competitors; new branch office openings by the Company; the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses; the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services; the potential for Year 2000-related expenditures; the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking, applications development and managed services projects until the following year when capital budgets are renewed.

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


                                                            Quarter Ended
                              -------------------------------------------------------------------------
                              Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                              1996 (1) 1996 (1) 1996 (1)  1996 (1)    1997    1997     1997    1997 (3)
                              -------- -------- --------- -------- -------- -------- --------- --------
Revenues                      $23,718  $28,283  $31,644   $31,247  $33,075  $36,547  $33,552   $32,529
Cost of revenues               17,004   19,370   21,905    22,798   23,074   25,044   22,521    21,272
                              -------- -------- --------- -------- -------- -------- --------- --------
Gross profit                    6,714    8,913    9,739     8,449   10,001   11,503   11,031    11,257
Operating expenses:
 Selling and marketing          1,653    2,096    2,511     2,519    2,858    3,214    3,223     3,950
 General and administrative     2,330    2,779    3,681     3,677    4,603    4,766    4,666     4,192
 Depreciation and amortization  1,302    1,189    1,081     1,210    1,027    1,189      929     1,055
                              -------- -------- --------- -------- -------- -------- --------- --------
   Total operating expenses     5,285    6,064    7,273     7,406    8,488    9,169    8,818     9,197
                              -------- -------- --------- -------- -------- -------- --------- --------
Income from operations          1,429    2,849    2,466     1,043    1,513    2,334    2,213     2,060
Other income (expense)         (1,079)    (996)  (1,023)     (164)      25       78      53        120
Gain on sale of PBTH (2)            -        -        -         -        -        -    1,546       445
                              -------- -------- --------- -------- -------- -------- --------- --------
Income before income taxes        350    1,853    1,443       879    1,538    2,412    3,812     2,625
Provision for income taxes        291      898      740       550      771    1,121    2,319     1,206
                              -------- -------- --------- -------- -------- -------- --------- --------
Net income                    $    59  $   955  $   703   $   329  $   767  $ 1,291  $ 1,493   $ 1,419
                              ======== ======== ========= ======== ======== ======== ========= ========

                                                            Quarter Ended
                              -------------------------------------------------------------------------
                              Mar. 31, June 30, Sept. 30, Dec. 31, Mar. 31, June 30, Sept. 30, Dec. 31,
                              1996 (1) 1996 (1) 1996 (1)  1996 (1)    1997    1997     1997    1997 (3)
                              -------- -------- --------- -------- -------- -------- --------- --------
 Revenues                      100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%
 Cost of revenues               71.7     68.5     69.2      73.0     69.8     68.5     67.1      65.4
                              -------- -------- --------- -------- -------- -------- --------- --------
 Gross profit                   28.3     31.5     30.8      27.0     30.2     31.5     32.9      34.6
 Operating expenses:
  Selling and marketing          7.0     7.4       7.9       8.1      8.6      8.8      9.6      12.2
  General and administrative     9.8     9.8      11.6      11.8     13.9     13.0     13.9      12.9
  Depreciation and amortization  5.5     4.2       3.4       3.8      3.1      3.3      2.8       3.2
                              -------- -------- --------- -------- -------- -------- --------- --------
   Total operating expenses     22.3    21.4      22.9      23.7     25.6     25.1     26.3      28.3
                              -------- -------- --------- -------- -------- -------- --------- --------
Income from operations           6.0    10.1       7.9       3.3      4.6      6.4      6.6       6.3
Other income (expense)          (4.6)   (3.5)     (3.2)     (0.5)     0.1      0.2      0.2       0.4
Gain on sale of PBTH (2)           -      -          -         -        -        -      4.6       1.4
                              -------- -------- --------- -------- -------- -------- --------- --------
Income before income taxes       1.4     6.6       4.7       2.8      4.7      6.6     11.4       8.1
Provision for income taxes       1.2     3.2       2.4       1.7      2.4      3.1      7.0       3.7
                              -------- -------- --------- -------- -------- -------- --------- --------
Net income                       0.2%    3.4%      2.3%      1.1%     2.3%     3.5%     4.4%      4.4%
                              ======== ======== ========= ======== ======== ======== ========= ========

______________
(1)   Restated to reflect current year's presentation
(2) See Note 3 to the Consolidated Financial Statements for the year ended December 31, 1997 for information regarding the sale of specified
Power-by-the-Hour contracts and related assets.
(3) Adjustments relating to the settlement of year end reserves and capitalization of internal costs associated with capitalized software costs increased income before income taxes by approximately $700,000 (pre-tax).

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past three years.

Liquidity and Capital Resources

The Company's operating activities provided cash of $3.1 million in 1997
and $1.6 million in 1996.   The primary increase was due to the increase in
net income during 1997. The decrease in working capital, primarily due to an increase in accounts receivable resulting from the growth in revenues, was partially offset by the gain recognized on the sale of specified PBTH contracts and related assets.

The Company's investing activities provided cash of $4.9 million in 1997 and used cash of $3.9 million in 1996. Cash was generated in 1997 from the proceeds of the sale of specified PBTH contracts and related assets. Offsetting this were purchases of property and equipment of $5.5 million for the Company's new remote time, billing and contract management system and equipment necessary to support the growing technical staff. The increase in capital purchases in comparison to 1996 was primarily due to the new contract management system.

The Company's financing activities provided cash of $5.8 million in both 1997 and 1996. The cash generated in 1997 resulted from borrowings from a third party while the net cash generated in 1996 was from the IPO, net of the repayment of intercompany indebtedness to IE.

The foregoing cash flows presented prior to January 1, 1997 are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity throughout the periods since the Company participated in IE's central cash management system, pursuant to which all cash generated from the Company's operations was transferred to IE on a daily basis, and all cash required to operate the Company's business was transferred back to the Company from IE. Consequently, the Company had not maintained any cash. Pursuant to an agreement between the companies, IE and XLConnect may make advances to each other bearing interest at market rates.

As of March 26, 1997, the Company, IE and IBM Credit Corporation ("IBMCC") amended IE's credit facility to terminate a sub-facility, which allowed the Company to borrow directly from IBMCC up to $20 million of IE's total credit facility of $225 million, subject to a collateral-based formula, and to limit the Company's joint and several liability to IBMCC at $20 million (whether arising from direct borrowings or a guaranty of IE's indebtedness), including the Company's joint and several liability to IE under IE's credit facility. At such time, the Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the "XLC Credit Facility"). Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. No amounts were outstanding under the XLC Credit Facility as of December 31, 1997. Various customary restrictive covenants must also be observed. Concurrent with establishing the XLC Credit Facility, the Company and IE agreed to amend their Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

Additionally, on February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11 million (the "Loan") to be used for specific business purposes. The Company borrowed $5.5 million available under the first traunch which remained outstanding as of December 31, 1997. The remaining amount was drawn on March 2, 1998. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750,000 will be made quarterly beginning in August 1999 with a final payment of $1.25 million due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which became exercisable on February 28, 1998 at a per share exercise price
of $6.65 and expires on February 27, 2007.    The third party has agreed
not to exercise the warrant prior to the earlier of the closing of the Mergers or June 30, 1998. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.5%.

During 1998, the Company anticipates making approximately $5 million in capital expenditures, expected to be funded from cash flows from operations and available external financing sources. These expenditures are expected to include additional purchases of computers to support the technical staff and expanding the network management center. The Company has no current plans for any additional material capital expenditures through December 31, 1998.

The Company believes that its cash flows from operations, funds available from the XLC Credit Facility and the Loan, and the use of operating or capital leases will be sufficient to satisfy its working capital needs and planned growth through the next twelve months, except to the extent that additional financing may be required in connection with any acquisitions.

Year 2000 Issues

The "Year 2000" issue relates to the impact of the year 2000 on the computer processing of date-sensitive information and results from computer programs being written using two digits (rather than four) to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or systems failures. The Company presently believes that after finalizing its conversion to its new remote time, billing and contract management system, the Year 2000 issue will not pose significant operational problems for the Company's computer systems or have a material adverse impact on the Company's financial position. However, there can be no assurance that the systems of the Company's partners, vendors, customers and other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

Effect of Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, the FASB issued SFAS No. 132, Employees' Disclosures about Pensions and Other Postretirement Benefits in February 1998.

SFAS No. 130 defines comprehensive income as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Statement requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report seleced segment information in their quarterly report to shareholders. The Statement requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

SFAS No. 132 standardizes the disclosure requirements of SFAS Nos. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other post retirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the implementation of this Statement to have a material effect on the consolidated financial statements.

Forward-Looking Statements

Some statements contained or incorporated by reference in this Report on Form 10-K regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The words "expect", "project", "estimate", "predict", "anticipate", "believes" and similar expressions are also intended to identify forward-looking statements. Such statements and XLConnect's results are subject to numerous risks, uncertainties and assumptions, including but not limited to: risks related to the impact on XLConnect of the sale by IE of its indirect computer product business and the majority of its direct computer product operations; the risks of any substantial legal proceedings that could be instituted in the future; and the risk factors described in "Quarterly Results and Seasonality" in this Form 10-K and in "Risk Factors" in XLConnect's Prospectus dated October 17, 1996 filed with the Securities and Exchange Commission in connection with its IPO.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-2 through F-20 and is listed on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is the name, age, position with the Company and biographical information concerning each member of the Board of Directors and the Executive Officers of the Company, as of March 27, 1998.

        Name                   Age             Position with the Company
---------------------------------------------------------------------------
Richard D. Sanford (1)         54              Chairman of the Board

Timothy W. Wallace             40              President, Chief Operating
                                               Officer and Director

Barry M. Abelson (1)           51              Director

J.B. Doherty (1)(2)(3)         54              Director

William E. Johnson (1)(2)(3)   56              Director

John A. Porter   (1)(2)(3)     53              Director

Jeffrey A. Blain               38              Executive Vice President,
                                               Field Operations

Stephanie D. Cohen             36              Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary

James P. Joyce                 37              Senior Vice President,
                                               Great Lakes

P. Thomas Goldman              37              Vice President, Sales

Robert J. Kabel                33              Vice President,
                                               Business Services

John E. Royer, Jr.             35              Vice President, General
                                               Counsel and Assistant
                                               Secretary
 --------------------------------------------------------------------------
(1) Member of the Audit Committee
(2) Member of the Compensation and Benefits Committee
(3) Member of the Nominating Committee

Richard D. Sanford has been the Company's Chairman of the Board since its formation in January 1996. He has been the Chairman and Chief Executive Officer of IE since he founded IE in 1982.

Timothy W. Wallace joined the Company upon its formation as Executive Vice President, Field Operations. He was promoted to President in December 1996 and elected to the Board of Directors in February 1997. Between 1991 and March 1996, Mr. Wallace served in various management positions with TFN, the predecessor to the Company's business and a wholly-owned subsidiary of IE, rising from Assistant Vice President, to Vice President, Strategic Planning and Development, to Vice President, Professional Services in 1995. Prior to joining TFN, Mr. Wallace was employed by Arthur Andersen & Co. as a managing director of business systems consulting.

Barry M. Abelson has been a director of the Company since its formation in January 1996 and of IE since January 1989. Since May 1992, Mr. Abelson has been a partner of the law firm of Pepper Hamilton LLP, Philadelphia, Pennsylvania, which provides legal services to the Company and to IE. From 1978 to April 1992, Mr. Abelson was a partner of the law firm of Braemer Abelson & Hitchner, Philadelphia, Pennsylvania (and its predecessor firms). Mr. Abelson is also a member of the Board of Directors of ACSYS, Inc.

J.B. Doherty has been a director of the Company since June 1996. Since 1992, Mr. Doherty has been the Chairman and President of Private Equity Management Company, a venture capital fund manager, and Managing General Partner of TDH III Partners, L.P. and TDH II Limited (the latter since
1983), venture capital funds. In addition, between 1983 and 1992, Mr. Doherty was a general partner of K.S. Sweet Associates, a venture capital management and real estate company.

William E. Johnson has been a director of the Company since March 1996 and
was a director of IE from November 1994 until December 31, 1997.   He has
been President of William E. Johnson Associates, a private investment company, since 1993. From 1986 to 1992, Mr. Johnson served as Chairman and CEO of Scientific-Atlanta, Inc., a manufacturer of telecommunications instruments and equipment.

John A. Porter has been a director of the Company since March 1996 and was a director of IE from May 1994 until December 31, 1997. Mr. Porter has been Vice Chairman of WorldCom, Inc. (formerly LDDS/Metro Media Communications), a long distance telecommunications carrier, since the fall of 1993. From 1988 until its merger with Metro Media Communications in 1993, he served as Chairman of LDDS. Mr. Porter is the president and sole shareholder of PM Restaurant Group, Inc., which filed a petition under Chapter 11 of the U.S. Bankruptcy Code in March 1995. Mr. Porter also serves on the Board of Directors of Uniroyal Technology Corporation.

Jeffrey A. Blain joined the Company upon its formation as Vice President, Central/Southwest Area. In January 1997, Mr. Blain was named Senior Vice President, Central/Southwest Area, and in January 1998, Mr. Blain was promoted to Executive Vice President, Field Operations. Between 1983 and 1996, Mr. Blain served in various management positions with TFN that included Sales Manager, Branch Manager, Regional Vice President, Vice President of Corporate Services and, most recently, Area Vice President.

Stephanie D. Cohen joined the Company upon its formation as its Chief Financial Officer and Executive Vice President, Finance. Prior to that time, she had served in various management positions with IE since 1987, most recently as Vice President, Investor Relations from March 1991 to May 1993, Vice President, Secretary and Treasurer from May 1993 to May 1996 and Chief Financial Officer of TFN from August 1995 to May 1996.

James P. Joyce joined the Company upon its formation as Vice President, Great Lakes/West area. In January 1997, Mr. Joyce was named Senior Vice President, Great Lakes/West area. Prior to the formation of the Company, Mr. Joyce held the positions of Area Vice President and Area Sales Manager for TFN between January 1996 and October 1994. Between December 1991 and October 1994, Mr. Joyce served in various management positions with LDI Computer Systems, Inc.

P. Thomas Goldman joined the Company as Vice President of Sales in September 1997. Prior to joining the Company, Mr. Goldman was employed by Bell Atlantic Network Integration from November 1995 to September 1997, most recently as a Vice President responsible for sales and operations in
the Northeast United States.   From November 1993 to November 1995, Mr.
Goldman served as the Vice President, Operations of Lipe Rollway
Corporation.

Robert J. Kabel joined the Company upon its formation as Vice President, Business Services. Between 1990 and March 1996, Mr. Kabel served in various management positions with TFN, most recently as a National
Director, Internetworking Services.   Before joining TFN, Mr. Kabel was
employed by Memorex Telex as an Area Manager of Systems Engineering
Services.

John E. Royer, Jr. joined the Company in September 1996 as Vice President and General Counsel. Between September 1988 and September 1996, Mr. Royer practiced law with the firm of Pepper Hamilton LLP in the Corporate and Securities practice group.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers, and persons who own more than ten percent of the outstanding shares of Common Stock, to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required under regulations promulgated by the Commission to furnish the Company with copies of all Section 16(a) forms which they file. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements were satisfied except for one Form 4 which was filed late by Mr. Johnson after a purchase and one Form 3 which was filed late by Mr. Goldman after he joined the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation paid by the Company for 1997 and 1996 and by IE and TFN for 1995 to the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (including its predecessor business):



                                          Summary Compensation Table

                                         Annual Compensation              Long-Term Compensation
                                  ----------------------------------    -------------------------
     Name and                                          Other Annual     Options/     All Other
Principal Position(1)      Year    Salary    Bonus    Compensation(2)   SARs(#)   Compensation(3)
---------------------      ----   --------   -----    ---------------   --------  ---------------
Timothy W. Wallace         1997   $263,942  $ 65,000     $51,828              -     $  4,750
President; Chief           1996   $199,039  $140,153     $55,720        260,000     $  4,225
Operating Officer(4)       1995   $150,000  $ 96,600     $     -              -     $  2,287

Stephanie D. Cohen         1997   $175,000  $ 29,630     $     -              -     $  4,750
Chief Financial Officer;   1996   $162,885  $37,500      $     -        215,000     $  4,750
Executive Vice President-  1995   $130,000  $     -      $     -              -     $  3,900
Finance; Secretary

Jeffrey A. Blain (5)       1997   $175,000  $ 39,681     $     -         80,000     $  4,056
Executive Vice President   1996   $148,077  $48,532      $     -         90,000     $  3,932
Field Operations           1995   $125,000  $ 37,151     $     -              -     $  1,494

James P. Joyce (5)         1997   $175,000  $ 20,129     $     -         80,000     $  3,768
Senior Vice President      1996   $146,154  $ 49,987     $     -         90,000     $  3,774
                           1995   $94,616   $ 75,830     $     -              -     $  1,379

Robert J. Kabel (5)        1997   $117,692  $ 30,115     $     -         41,200     $  2,483
Vice President             1996   $106,154  $ 34,541     $     -         22,000     $      -
                           1995   $97,204   $ 34,194     $     -              -     $      -


(1) Mr. Richard Ellenberger joined the Company in March 1996 as its Chief Executive Officer and President and resigned from the Company as of January 30, 1997. Mr. Ellenberger earned salary of $39,039 from the Company and separation and other compensation payments of $240,000 from IE and the Company during 1997. Mr. Ellenberger's 1996 compensation included salary of $282,692, bonus of $125,000 and other annual compensation of $183,177, which included $178,182 of relocation expenses (including an equity make-whole on his prior residence) paid by the Company. Mr. Tom Goldman joined the Company in September 1997 as Vice President, Sales and would have appeared in the table if he had been employed by the Company for all of 1997.

(2) Includes perquisites and other personal benefits paid for by the Company, such as automobile payments, long-term disability and life insurance premiums and relocation expenses, in amounts that exceed the lesser of $50,000 or 10% of annual salary and bonus for any of the named executive officers.

(3) Represents allocations to accounts of executive officers under the Company's Retirement Savings Plan, which is intended to qualify under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). Employees of the Company are eligible upon hiring to make contributions to the 401(k) Plan on a pre-tax basis of between 1% and 15% of the participant's compensation in any year in accordance with certain limitations defined in the Code. After one year of service, the Company matches 50% of each employee's pre-tax contributions, up to a maximum matching contribution of 3.0% of such participant's annual compensation. The pre-tax contributions by participants and the earnings thereon are at all times fully vested. The Company's contribution vests to the employee over three years at the rate of 25%, 55% and 100% of the contribution. A participant's vested benefit under the 401(k) Plan may be distributed to the participant upon his retirement, death, disability or termination of employment or upon reaching age 59.

(4) Mr. Wallace became President of the Company on December 30, 1996. Mr. Wallace's 1996 bonus includes $46,403 paid during the first quarter of 1996 on account of 1995 performance. Mr. Wallace's 1996 other annual compensation includes $55,601 of relocation expenses paid by the Company.

(5) Messrs. Blain, Joyce and Kabel's options granted on the IPO date in 1996 were all cancelled upon each of their acceptance of the Company's exchange offer made to employees holding IPO options as of July 9, 1997.


The following table presents information with respect to grants of stock options pursuant to the Company's 1996 Long-Term Incentive Plan, during the year ended December 31, 1997, to the named executive officers reflected in the Summary Compensation.

                 Option Grants in the Last Fiscal Year

                                  Individual Grants
                                                                                    Potential
                                                                                 Realizable Values at
                                     % of Total                                     Assummed Annual
                                   Options Granted    Exercise or                Rates of Stock Price
                       Options      to Employees      Base Price    Expiration   Appreciation through
    Name              Granted(1)  in Fiscal Year(2)    Per Share       Date       Expiration Date(3)
-------------------   ---------   -----------------   ----------    ----------   --------------------
                                                                                    5%          10%
                                                                                 ---------  ---------
Timothy W. Wallace          -                -               -              -         -         -
Stephanie D. Cohen          -                -               -              -         -         -
Jeffrey A. Blain        9,000                            $6.81        1/30/07
                       17,000                            $7.50        6/25/07
                       54,000(4)                         $7.50         7/8/07
                     --------    -----------------   ----------                 ---------  ---------
                       80,000             6.3%           $7.42                   $358,079   $946,348
James P. Joyce          9,000                            $6.81        1/30/07
                       17,000                            $7.50        6/25/07
                       54,000(4)                         $7.50         7/8/07
                      --------    ----------------    ----------                 ---------  ---------
                       80,000             6.3%           $7.42                   $358,079   $946,348
Robert J. Kabel         8,000                            $6.81        1/30/07
                       20,000                            $7.50        6/25/07
                       13,200(4)                         $7.50         7/8/07
                     ---------    ----------------    ----------                 ---------  ---------
                       41,200             3.2%           $7.37                   $183,010   $483,669


(1) Granted pursuant to the Company 1996 Long-Term Incentive Plan, such options become exercisable over a four-year period at the rate of 25% of the shares underlying each option per year.

(2) Includes options granted to employees of IE and members of the Boards of Directors of the Company and IE on the date of the Company's IPO.

(3) These are hypothetical values using assumed growth as prescribed by the Commission.

(4) Granted in exchange for the cancellation of an option to purchase 90,000, 90,000 and 22,000 shares of Common Stock, respectively, that had been originally granted to each of Messrs. Blain, Joyce and Kabel on the IPO date. See Note 12 to the Company's Consolidated Financial
Statements for the year ended December 31, 1997.

No stock options were exercised by any of the named executive officers during the fiscal year ended December 31, 1997. The following table presents information concerning the stock option values as of the end of 1997 for unexercised stock options held by each of the named executive officers:

                  Option Exercises in Last Fiscal Year
                   And Fiscal Year-End Option Values

                      Number of                                          Value of Unexercised
                       Shares                 Number of Unexercised         In-the Money
                      Acquired     Value       Options at Year End     Options/SARs at Year End
Name                 on Exercise Realized(1) Exercisable Unexercisable Exercisable Unexercisable
------------------   ----------- ----------- ----------- ------------- ----------- -------------
Timothy W. Wallace         -      $      -       65,000    195,000      $411,187    $1,233,563
Stephanie D. Cohen         -      $      -       53,750    161,250      $206,563    $1,027,187
Jeffrey A. Blain           -      $      -            -     80,000      $      -    $  766,000
James P. Joyce             -      $      -            -     80,000      $      -    $  766,000
Robert J. Kabel            -      $      -            -     41,200      $      -    $  396,920


(1) Represents the product of the number of shares acquired on exercise, multiplied by the difference between (i) the per share fair market value of the Common Stock on the date of exercise and (ii) the exercise price per share

Employment Agreements

Effective upon the closing of the Mergers, all of the Company's named executive officers other than Stephanie Cohen, the Company's Chief Financial Officer, will enter into new Employment Agreements with the Company and Xerox. Ms. Cohen entered into an agreement dated July 31, 1997 and amended by an agreement with XLConnect on March 2, 1998, in which the parties agreed that Ms. Cohen would continue to serve XLConnect as its Chief Financial Officer through the earlier of June 30, 1998 or such time as she and Richard D. Sanford, XLConnect's Chairman of the Board, agree otherwise. Under this agreement, she is entitled to an annual salary of $175,000, plus certain living expense reimbursements. Ms. Cohen is also eligible to receive $225,000 and continuation for one year of certain standard benefits upon termination of her employment for any reason.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of March 27, 1998, certain information regarding the beneficial ownership of the Company's Common Stock by each shareholder known to the Company to be the beneficial owner of more than 5% of the Common Stock, each of the Company's directors and named executive officers, and all directors and executive officers as a group.

___________________________________________________________________________
Name and Address of           Shares Beneficially Owned (1)         Number
Beneficial Owner                       Number                       Percent

Intelligent Electronics, Inc.         13,348,280                       80%
411 Eagleview Boulevard
Exton, PA   19341

Richard D. Sanford (2)                   131,250                        *

Timothy W. Wallace                        65,000                        *

Stephanie D. Cohen                        53,750                        *

Jeffrey A. Blain                           2,575                        *

James P. Joyce                             2,250                        *

Robert J. Kabel                            2,000                        *

Barry M. Abelson (2)                      14,675                        *

J.B. Doherty                              14,675                        *

William E. Johnson                        39,675                        *

John A. Porter                            14,675                        *

All executive officers and directors
as a group (12 persons) (2)              344,009                      2.1%

*  represents less than 1% of the outstanding shares of Common Stock.

(1) For purposes of this table, a person is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days, including upon the exercise of stock options. For purposes of computing the percentage of outstanding shares held by each person named above on a given date, any security that such person has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person. The number of shares of Common Stock indicated in this table as beneficially owned by the following individuals includes the respective number of shares purchasable upon the exercise of stock options which are exercisable within 60 days of March 27, 1998: Mr. Sanford, 31,250; Mr. Wallace, 65,000; Ms. Cohen, 53,750; Mr. Blain, 2,250; Mr. Joyce, 2,250; Mr.
     Kabel, 2,000; Mr. Abelson, 6,250; Mr. Doherty, 6,250; Mr. Johnson, 6,250; Mr. Porter, 6,250; and all directors and executive officers as a group, 182,125.

(2) Mr. Sanford is the Chairman and Chief Executive Officer of IE and Mr. Abelson is a member of the Board of Directors of IE. Messrs. Sanford and Abelson may be deemed to share beneficial ownership of the shares of Common Stock owned by IE; however, each disclaims beneficial ownership of such shares, except to the extent of his respective beneficial interest in IE.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Sanford and Abelson are the Chairman of the Board and a director of the Company, respectively, who are also, respectively, the Chief Executive Officer and Chairman of the Board and a member of the Board of Directors of IE, the beneficial owner of 80.0% of the Company's
outstanding Common Stock.   Mr. Abelson is a partner of the law firm of
Pepper Hamilton LLP, which provides various legal services for the Company. Messrs. Johnson and Porter were members of the IE Board of Directors until their resignations, effective December 31, 1997.

The Company and IE have entered into a number of agreements for the purpose of defining certain relationships between them. These agreements are described in Note 14 to the Company's Consolidated Financial Statements in this Annual Report on Form 10-K. The discussion regarding these agreements is hereby incorporated herein by this reference.


              Compensation and Benefits Committee Interlocks
                      and Insider Participation

The Compensation and Benefits Committee of the Board of Directors currently consists of Messrs. Doherty, Johnson and Porter. Messrs. Johnson and Porter were members of the Board of Directors of IE until December 31, 1997, as noted above.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial statements:

          Independent Auditors' Report

          Consolidated Balance Sheets, December 31, 1997 and 1996

          Consolidated Statements of Income, Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Shareholders' Equity, Years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows, Years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     (2)  Exhibits

          2.1-- Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 1, 1997 (7)

          2.2-- First Amendment to Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 18, 1997 (7)

          2.3-- Agreement between the Company, IE and certain of its subsidiaries dated as of July 18, 1997 relating to allocation of purchase price and indemnities (7)

          2.4-- Agreement and Plan of Merger dated as of March 4, 1998 among Xerox Corporation, TDC Subsidiary Corporation, TDC Two Subsidiary Corporation, Intelligent Electronics, Inc. and XLConnect Solutions, Inc.

          2.5-- Second Amendment to Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of February 6, 1998.

          3.1--  Articles of Incorporation of the Company, as amended (2)

          3.2--  By-Laws of the Company (1)

          4.1--  Specimen Stock Certificate (4)

         10.1-- Contribution Agreement between IE, TFN, the Future Now, Inc. of Arkansas and the Company dated as of May 31, 1996
                 (2)

         10.2-- 1996 Long-Term Incentive Plan (including form of option agreement) (2)

         10.3-- Amended and Restated Services Agreement between the Company, IE and XLSource, Inc. dated as of September 30, 1997 (9)

         10.4-- Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996 (5)

         10.5-- Tax Allocation Agreement between the Company, IE and IE's other subsidiaries effective as of January 29, 1995 (5)

         10.6-- Stock Registration and Option Agreement between the Company, IE and The Future Now, Inc. of Arkansas dated as of May 31, 1996, and Amendment No. 1 thereto dated as of December 1, 1997 (9)

         10.7-- Indemnification Agreement between the Company and IE dated as of October 22, 1996 (5)

         10.8--  Offer Letters for Executive Officers of the Company (2)

         10.9-- Amended Credit Agreement between IBMCC and IE and the Company terminating the $20 million Sub-facility and Credit Agreement between IBMCC and the Company dated as of March 26, 1997 (6)

        10.10-- Amended and Restated Intercompany Debt Agreement dated as of March 26, 1997 by and between IE and the Company (8)

        10.11-- Services Agreement for Telecommunications Services by and between XLConnect Services, Inc. (a wholly-owned subsidiary of the Company, formerly named IntelliCom Solutions, Inc.) and IE dated as of January 1, 1996 (5)

        10.12-- Services Practice Agreement between Microsoft Corporation and the Company dated as of February 28, 1997 (6)

        27.1-- Financial Data Schedule (submitted electronically only to Securities and Exchange Commission)

     __________
     (1) Incorporated by reference herein from the Company's Registration Statement on Form S-1 (No. 333-08735) filed on July 24, 1996.

     (2) Incorporated by reference herein from Amendment No. 1 to the Company's Registration Statement on Form S-1 filed on September 16, 1996.

     (3) Incorporated by reference herein from Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on October 3, 1996

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

      (7) Incorporated by reference herein from the Company's Current Report on Form 8-K filed on August 1, 1997.

      (8) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q filed on August 14, 1997.

      (9) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q/A filed on February 6, 1998.

(b)  Reports filed on Form 8-K.

     None.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

                                   XLCONNECT SOLUTIONS, INC.


                                   By: /s/    Timothy W. Wallace
                                       ---------------------------------
                                       Timothy W. Wallace
                                       President and Chief Operating
                                       Officer

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                    Title                       Date/s/
       ---------                    -----                       -------

/s/   Richard D. Sanford      Chairman of the Board          March 31, 1998
------------------------
Richard D. Sanford

/s/   Timothy W. Wallace      President and Chief Operating  March 31, 1998
------------------------      Officer; Director
Timothy W. Wallace            (principal executive officer)

/s/   Stephanie D. Cohen      Executive Vice President,      March 31, 1998
------------------------      Finance and Chief Financial
Stephanie D. Cohen            Officer (principal financial
                              officer and principal
                              accounting officer)

/s/   Barry M. Abelson        Director                       March 31, 1998
------------------------
Barry M. Abelson

/s/   J.B. Doherty            Director                       March 31, 1998
------------------------
J.B. Doherty

/s/   William E. Johnson      Director                       March 31, 1998
------------------------
William E. Johnson

/s/   John A. Porter          Director                       March 31, 1998
------------------------
John A. Porter


                        XLCONNECT SOLUTIONS, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Independent Auditors' Report                                         F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996         F-3

Consolidated Statements of Income for the Years Ended
  December 31, 1997, 1996 and 1995                                   F-4

Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1997, 1996 and 1995                                   F-5

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                   F-6

Notes to Consolidated Financial Statements                           F-7

                       INDEPENDENT AUDITORS' REPORT



The Board of Directors
XLConnect Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of XLConnect Solutions, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XLConnect Solutions, Inc. as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP




Cincinnati, Ohio
February 6, 1998

                       XLCONNECT SOLUTIONS, INC.
                      CONSOLIDATED BALANCE SHEETS
               (In thousands, except share-related data)
                                                                     December 31,
                                                                   ---------------
                                                                     1997     1996
                                                                   -------  -------
ASSETS
Current assets:
   Cash and cash equivalents                                       $17,232  $ 3,467
   Trade accounts receivable, less allowance of $1,154 and $1,072
     at December 31, 1997 and 1996, respectively                    27,607   23,063
   Deferred tax asset                                                  967    1,225
   Prepayments and other current assets                              1,143    1,155
                                                                   -------  -------
      Total current assets                                          46,949   28,910

Property and equipment, net of accumulated depreciation              7,497    4,985
Intangible asset, net of accumulated amortization                   24,111   27,006
Other long-term assets                                               1,363     766
                                                                   -------  -------
Total assets                                                       $79,920  $61,667
                                                                   =======  =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $     -  $    67
   Accounts payable                                                  3,006    3,144
   Accrued expenses                                                  7,583    4,464
   State income taxes                                                  841        -
   Deferred income and other                                         1,090    1,449
   Due to parent                                                     4,235      257
                                                                   -------  -------
      Total current liabilities                                     16,755    9,381
                                                                   -------  -------

Long-term debt                                                       5,139        -
                                                                   -------  -------
      Total liabilities                                             21,894    9,381
                                                                   -------  -------
Commitments and contingencies (Notes 7, 14, and 15)

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized;
      no shares issued and outstanding as of December 31, 1997 and 1996
                                                                         -        -
   Common stock, $.01 par value, 100,000,000 shares authorized;
      16,683,125 and 16,655,000 shares issued and outstanding as of
      December 31, 1997 and 1996, respectively                         166      166
   Additional paid-in capital                                       50,844   50,074
   Retained earnings                                                 7,016    2,046
                                                                   -------  -------
      Total shareholders' equity                                    58,026   52,286
                                                                   -------  -------
Total liabilities and shareholders' equity                         $79,920  $61,667
                                                                   =======  =======

            See accompanying notes to Consolidated Financial Statements

                        XLCONNECT SOLUTIONS, INC.
                   CONSOLDIATED STATEMENTS OF INCOME
                 (In thousands, except per share data)


                                                 Year Ended December 31,
                                               ---------------------------
                                                 1997      1996     1995
                                               --------  --------  -------
Revenues                                       $135,703  $114,892  $79,862
Cost of revenues                                 91,911    81,077   56,327
                                               --------  --------  -------
Gross profit                                     43,792    33,815   23,535

Operating expenses:
   Selling and marketing                         13,245     8,779    3,975
   General and administrative                    18,227    12,467    9,178
   Depreciation and amortization                  4,200     4,782    3,123
                                               --------  --------  -------
                                                 35,672    26,028   16,276
                                               --------  --------  -------
Income from operations                            8,120     7,787    7,259

Other income (expense), net:
   Interest                                         375    (3,257)  (2,591)
   Other                                            (99)       (5)      13
   Gain on sale of PBTH (Note 3)                  1,991         -        -
                                               --------  --------  -------
                                                  2,267    (3,262)  (2,578)
                                               --------  --------  -------
Income before income taxes                       10,387     4,525    4,681

Provision for income taxes                        5,417     2,479    2,259
                                               --------  --------  -------
Net income                                     $  4,970  $  2,046  $ 2,422
                                               ========  ========  =======

Basic earnings per common share                $   0.30  $   0.15

Diluted earnings per common share              $   0.29  $   0.14


         See accompanying notes to Consolidated Financial Statements

                            XLCONNECT SOLUTIONS, INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                   Additional           Shareholder's
                  Preferred  Stock  Common  Stock    Paid-in   Retained      Net
                   Shares   Amount  Shares  Amount   Capital   Earnings  Investment   Total
                  --------  ------  ------  ------  ---------  --------  ----------  -------
Balance,
December 31, 1994     -     $   -        -  $   -   $     -    $     -    $  2,708   $ 2,708

  Net income          -         -        -      -         -          -       2,422     2,422
                  --------  ------  ------  ------  ---------  --------  ----------  -------
Balance,
December 31, 1995     -         -        -      -          -         -       5,130     5,130

 Initial issuance
  of stock            -         -        1      -          -         -           -         -
 Contribution of
  shareholder's
  net investment      -         -        -      -      5,130         -      (5,130)        -
 Stock split          -         -   13,324    133       (133)        -           -         -
 Public issuance
  of stock, net
  of expenses         -         -    3,330     33     45,077         -           -    45,110
 Net income           -         -        -      -          -     2,046           -     2,046
                  --------  ------  ------  ------  ---------  --------  ----------  -------
Balance,
December 31, 1996     -         -   16,655    166     50,074     2,046           -    52,286

 Initial public
  offering costs      -         -        -      -        (74)        -           -       (74)
 Issuance of
  detanchable
  warrants            -         -        -      -        437         -           -       437
 Issuance of
  common stock
  pursuant to
  exercise of
  stock options       -         -       28      -        407         -           -       407
 Net income           -         -        -      -         -      4,970           -     4,970
                  --------  ------  ------  ------  ---------  --------  ----------  -------
Balance,
December 31, 1997     -     $   -   16,683   $ 166   $50,844     $7,016    $      -   $58,026
                  ========  ======  ======   ====== =========  ========  ==========  ========

              See accompanying notes to Consolidated Financial Statements

                          XLCONNECT SOLUTIONS, INC.
                   CONSOLDIATED STATEMENTS OF CASH FLOWS
                               (In thousands)

                                                    Year Ended December 31,
                                                  -------------------------
                                                    1997     1996     1995
                                                  -------  -------  -------
Cash flows from operating activities:
   Net Income                                     $ 4,970  $ 2,046  $ 2,422
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
       Depreciation and amortization                4,200    4,782    3,123
       Gain on sale of PBTH                        (1,991)       -        -
       Loss on disposal of property and equipment     108        5       20
       Amortization of debt discount                   76        -        -
       Provision for allowance on trade
        accounts receivable                           595      441      335
       Deferred income taxes                          217      957     (278)
       Changes in assets and liabilities:
         Trade accounts receivable                (10,636)  (5,044)  (4,576)
         Prepayments and other current assets           -     (740)     505
         Other long-term assets                      (556)    (195)     500
         Accounts payable                            (138)     439   (5,809)
         Accrued expenses                           1,840   (1,061)   2,614
         State income taxes                           841        -        -
         Due to parent                              3,978        -        -
         Deferred income and other                   (359)       5     (528)
                                                  -------  -------  -------
Net cash provided by (used in)
  operating activities                              3,145    1,635   (1,672)
                                                  -------  -------  -------

 Cash flows from investing activities:
   Purchases of property and equipment             (5,476)  (3,933)  (2,148)
   Repayment of note receivable                         -        -    2,783
   Proceeds from sale of PBTH                      10,330        -        -
                                                  -------  -------  -------
 Net cash provided by (used in)
 investing activities                               4,854   (3,933)     635
                                                  -------  -------  -------

 Cash flows from financing activities:
   Borrowings of long-term debt                     5,500        -        -
   Repayments of long-term debt                       (67)    (147)  (2,495)
   Net changes due to parent                            -  (39,198)   3,532
   Net proceeds from common stock issuance              -   45,110        -
   Net proceeds from exercise of stock options        407        -        -
   Payment of intitial public offering costs          (74)       -        -
                                                  -------  -------  -------
 Net cash provided by financing activities          5,766    5,765    1,037
                                                  -------  -------  -------

 Net change in cash and cash equivalents           13,765    3,467        -

 Cash and cash equilavents-beginning of year        3,467        -        -
                                                  -------  -------  -------
 Cash and cash equivalents-end of year            $17,232  $ 3,467  $     -
                                                  =======  =======  =======

         See accompanying notes to Consolidated Financial Statements

                         XLCONNECT SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (All dollars in thousands, except per share data)


Note 1.  Operations, Formation and Initial Public Offering

XLConnect Solutions, Inc. (the Company or XLConnect), through its wholly-owned subsidiary, XLConnect Systems, Inc., provides enterprise-wide solutions to its clients offering comprehensive services in four primary service areas: (i) internetworking services under which the Company designs and implements solutions to address all aspects of its clients' enterprise-wide networks or any component thereof; (ii) applications development services through which the Company customizes and adapts proven software to meet clients' needs and offers training to support these solutions; (iii) managed services under which the Company helps clients organize their technology resources, outsource multiple aspects of their information technology functions and minimize support costs from the desktop through the LAN and WAN; and (iv) telecommunications services, introduced on January 1, 1996, which include the provision of data, microwave and voice transmission services.

The accompanying Consolidated Financial Statements as of and for the years ended December 31, 1997 and 1996 include the accounts of the Company and its wholly-owned subsidiaries which incorporates the operations of the Professional Services Organization (PSO) of IntelliCom Solutions, Inc. (IntelliCom), formerly a wholly-owned subsidiary of Intelligent Electronics, Inc. (IE). All material transactions between entities included in these financial statements have been eliminated. The accompanying Combined Financial Statements of the Company for the year ended December 31, 1995 include the combined operations of the PSO of The Future Now, Inc.
(TFN) and IE. TFN established the PSO in 1990 and was acquired by IE in August 1995. Prior to January 1, 1996, the Company had no separate legal status or existence. The Company was incorporated under the laws of the Commonwealth of Pennsylvania in January 1996 and issued 1,000 shares of Common Stock to IE at such time in connection with its initial capitalization. The Company changed its name to XLConnect Solutions, Inc. in May 1996. In addition (i) as of May 31, 1996, IE contributed to the Company the stock of IntelliCom and the assets and liabilities, including debt, relating to the PSO business, and began accumulating its retained earnings, (ii) the Company and IE entered into certain contractual arrangements effective as of the date set forth on each agreement for the purpose of defining certain relationships between them (see Note 14) and
(iii) on September 6, 1996, the Company effected a 13,325-for-1 stock split of the Company's issued and outstanding shares of Common Stock. On October 17, 1996, the Company consummated an initial public offering (IPO) of 3,330,000 of its authorized and unissued shares of Common Stock, or approximately 20% of the Company's outstanding shares after the IPO, at an initial public offering price of $15 per share. Approximately $41,000 of the total net proceeds of $45,110 were used to repay the Company's then outstanding indebtedness to IE, with the remaining proceeds used for working capital and general corporate purposes. As a result of the IPO, the Company currently is an indirect, 80%-owned subsidiary of IE.

The Company's operations are subject to certain risks and uncertainties including, among others, actual or prospective competition by entities with greater financial resources, experience and market presence than the Company, risks associated with growth, and risks associated with technology and regulatory matters.


Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements consist of the financial statements of the Company as described in Note 1. The Consolidated Financial Statements include the historical assets, liabilities, sales and expenses directly related to the Company's operations that were either specifically identifiable or allocable using methods which took into consideration personnel, business volume or other appropriate factors. For the periods presented, certain general and administrative expenses reflected in the financial statements include allocations of certain corporate expenses from IE. These allocations generally include administrative expenses related to general management, insurance, information management and other miscellaneous services. Allocations of corporate expenses are estimates based on management's best estimate of actual expenses. It is management's
opinion that the expenses charged to the Company are reasonable.   Interest
expense for the years ended December 31, 1996 and 1995 reflects interest expense associated with the Company's share of the aggregate borrowings of IE and all of its subsidiaries for each of the periods presented. Additionally, income taxes are calculated on a separate tax return basis. Management believes that such allocations are reasonable.

Prior to January 1, 1997, the Company participated in IE's central cash management system which resulted in all cash generated from and cash required to support the Company's operations being deposited and received through IE's corporate operating cash accounts. As a result, there were no separate bank accounts or accounting records for these transactions. Accordingly, the amounts represented by the caption "Net changes in due to parent" on the Company's Consolidated Statements of Cash Flows represent the net effect of all cash transactions between the Company and IE.

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

The financial information included herein may not necessarily reflect the financial position, results of operations or cash flows of the Company had it been a separate, stand-alone publicly-held corporation during the periods presented.

Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. Beginning in 1997, the Company transitioned its telecommunication services to a sales agent model in which revenues are recognized at time of sale. Revenues from proprietary software license agreements is recognized upon delivery of the license, provided there are no significant performance obligations remaining. Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for either as fee income or as a reduction of cost of revenues, capitalized costs or selling and marketing expenses according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $1,260, $1,223, and $778 for 1997, 1996 and 1995, respectively. These allocations were based on the relationship of service business volumes to total business volumes of the Company and TFN except for funding related to IntelliCom's telecommunications services after January 1, 1996. The
Company and IE renegotiated the basis of this allocation for 1997 based on the Company's contribution to IE's generation of vendor funding.
Effective July 1, 1997, the Company began recognizing a fee of $225 per month from IE for managing its operations (see Note 14).

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

Computer equipment is comprised of both hardware and software costs. Capitalized software costs consist of both internal and external amounts incurred directly by the Company to obtain and install the software for internal use. Amortization of capitalized software costs is provided on a straight-line basis, over the estimated useful life of the software, five years.

Intangible Asset

The intangible asset, composed of costs in excess of net assets acquired, represents allocations from IE relating to the Company's share of IE's historical acquisitions. The allocations took into consideration various factors, which include, among other things, operating cash flows, revenue streams and client and employee bases. The intangible asset is being amortized on a straight-line basis over the expected period to be benefited, twenty years. The Company assesses the recoverability of the intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

Other Long-term Assets

Included in other long-term assets is software development costs which are capitalized when the project reaches technological feasibility and ceases capitalization when the product is ready for release. Research and development costs related to software development that has not reached technological feasibility are expenses as incurred. Software development costs are amortized over the greater of the straight-line method over 18 months, the expected life of the product, or the ratio of current revenues to the total of current and anticipated revenues. Total of capitalized software costs for December 31, 1997 was $320. There were no costs capitalized as of December 31, 1996. Accumulated amortization at December 31, 1997 was $35. The Company performs a net realizability evaluation of its software products. No write-offs were recognized in 1997 due to impairment of net realizable value.

Income Taxes

The provision for income taxes of the Company for Federal and state income taxes has been calculated as if the Company was a stand-alone corporation filing separate tax returns since the Company is included in the consolidated returns of IE.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS), No. 109, Accounting for Income Taxes. Pursuant to SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The following disclosures of the estimated fair value of financial instruments were made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

Cash and Cash Equivalents, Trade Accounts Receivables Accounts Payable and Due to Parent - The carrying amount of these items are a reasonable estimate of their fair value due to the short-term maturity of these instruments.

Long-Term Debt - Rates currently available to the Company for debt with similar terms is used to estimate its fair value. Accordingly, the carrying amount of debt is a reasonable estimate of its fair value.


Earnings Per Common Share

The Company adopted SFAS No. 128, Earnings per Share (SFAS No. 128) which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the previous standards for computing earnings per share and requires restatement of all prior periods presented and discloses basic and diluted earnings per share. The implementation of SFAS No. 128 did not have a material effect on the Company's calculation of earnings per common share.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current year's presentation.


Note 3.   Sale of Specified Service Contracts and Related Assets

On July 18, 1997, XLConnect and IE completed a transaction (the Transaction) with GE Capital Information Technology Solutions Acquisition Corp. (Buyer), a subsidiary of GE Capital Information Technology Solutions, Inc. (GECITS), whereby XLConnect sold to Buyer specified "Power-by-the-Hour" (PBTH) managed services contracts and related assets, consisting principally of accounts receivable and fixed assets. In the Transaction, IE also sold the majority of its direct computer product operations to the Buyer. The Transaction was pursuant to an Asset Purchase Agreement dated July 1, 1997, as amended on July 18, 1997, the closing date (the Purchase Agreement). The Purchase Agreement includes mutual one-year non-competition and no-hire provisions between the parties.

Of the total purchase price of approximately $136,000 paid by the Buyer in the Transaction, the Company received $10,330 (based on the tangible assets sold). The purchase price was subject to adjustment after closing based on the actual net book value of such assets as of the closing date. A portion of the purchase price due to IE was placed in escrow pending receipt of certain third-party consents and to fund purchase price adjustments and obligations of IE and the Company under the Purchase Agreement, including the obligation to repurchase from the Buyer any transferred accounts receivable which remain uncollected after 120 days following the closing date.

The Company has agreed to repay IE for any of the Company's accounts receivable required to be repurchased by IE and for certain other liquidated damages incurred by IE to the Buyer as a result of the non-performance of certain undertakings by the Company in the Purchase Agreement. The Company has also agreed to reimburse IE for any losses by reason of the indemnification undertakings in the Purchase Agreement arising out of or based upon misrepresentations or material breaches of covenants in the Purchase Agreement by the Company. IE has agreed to indemnify, defend and hold harmless the Company from any claim asserted against or liability imposed on the Company under the Purchase Agreement arising out of or based upon misrepresentations or material breeches of covenants in the Purchase Agreement by IE.

The Company, IE and the Buyer reached an agreement, dated as of February 6, 1998, whereby the outstanding issues related to the Transaction have been settled. As part of this agreement, IE and the Buyer have agreed to the following:

All closing balance sheet issues have been resolved. The Buyer will receive a payment from IE in the amount of $4,351. The Buyer has assigned to IE and the Company uncollected receivables in the amount of $13,574 and $546, respectively. IE will use the escrow balance of $13,823 plus a cash payment of $297 to fund this purchase. The above payments will be treated as a reduction in the purchase price.

Unaudited pro forma results of operations of the Company for the years ended December 31, 1997 and 1996, assuming the Transaction was consummated on January 1, 1996, are as follows:

                                              December 31,
                                         ---------------------
                                             1997      1996
                                         ---------------------
Revenues                                 $  124,931  $  97,247
Net income                                    4,511      1,572
Basic earnings per common share                0.27       0.11
Diluted earnings per common share              0.26       0.11

Pro forma financial information presented above is not necessarily indicative of the results of operations that would have occurred had the Transaction taken place at the beginning of the periods presented or of future results of operations.


Note 4.   Allowance for Trade Accounts Receivable

The activity in the allowance for doubtful accounts for trade accounts receivable for the years ended December 31 was as follows:

                                     1997       1996       1995
                                   --------   --------   --------
Balance at beginning of year        $1,072      $710       $158
  Charged to expense                   595       441        335
  Deductions/write-offs               (513)      (79)       (40)
  Charged to other accounts              -         -        257
                                   --------   --------   --------
Balance at end of year              $1,154    $1,072       $710
                                   ========   ========   ========

Note 5.  Property and Equipment

Net property and equipment is comprised of the following as of December 31:

                                             1997         1996
                                           --------     --------
Computer equipment                         $12,209      $ 8,248
Office equipment                             2,780        2,250
Leasehold improvements                         809          593
Equipment under capital leases                 526          347
Vehicles                                        98            -
                                           --------     --------
                                            16,422       11,438
Less: Accumulated depreciation              (8,925)      (6,453)
                                           --------     --------
                                            $7,497      $ 4,985
                                           ========     ========


Note 6.   Intangible Asset

Net intangible asset is comprised of the following as of December 31:

                                        1997           1996
                                      --------       --------
Goodwill                              $27,367        $29,000
Less: Accumulated amortization         (3,256)        (1,994)
                                      --------       --------
                                      $24,111        $27,006
                                      ========       ========

During July 1997, $1,633 of goodwill specifically related to the specified PBTH managed services contracts and related assets was written off as a result of the Transaction.


Note 7.   Debt and Lease Obligations

During 1996, the Company was a party to IE's credit facility (the IE Credit Facility). As of March 26, 1997, the Company, IE and IBM Credit Corporation (IBMCC) amended the IE Credit Facility to terminate the Sub-facility, which had allowed the Company to borrow directly from IBMCC up to $20 million of the total $225 million, subject to a collateral-based formula, and to limit the Company's joint and several liability to IBMCC at $20 million (whether arising from direct borrowings or a guaranty of IE's indebtedness, and the Company's joint and several liability to IE under the IE Credit Facility. The Company and IBMCC entered into a separate credit agreement providing the Company with a credit facility in the amount of $25 million, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiaries (the XLC Credit Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. No amounts were outstanding under the XLC Credit Facility as of December 31, 1997. Various customary restrictive covenants must be observed. Concurrent with establishing the XLC Credit Facility, the Company and IE have amended their Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus .75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility.

On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. The Company borrowed $5,500 available under the first traunch, which remained outstanding as of December 31, 1997. The remaining amount was drawn subsequent to year end. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term. Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which became exercisable on February 28, 1998 at a per share exercise price of $6.65 and expires on February 27, 2007. The third party has agreed not to exercise the warrant prior to the earlier of the closing of the Mergers or June 30,
1998.   The Company assigned a value of $437 to the warrant using an option pricing model and recorded the amount as a discount on the Loan and additional paid-in capital. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.5%. $78 of the discount was amortized during the year and reflected in interest expense. The annual maturities of the Loan as of December 31, 1997 is as follows:

         1998               $         -
         1999                     1,500
         2000                     3,000
         2001                     3,000
         2002                     3,500
                            ------------
                            $    11,000
                            ============

The Company leases certain equipment and facilities under operating leases with IE or a third party. At December 31, 1997, the Company's portion of future minimum payments under noncancellable leases with initial or remaining terms in excess of one year is as follows:

          1998                   $    1,602
          1999                        1,567
          2000                        1,421
          2001                        1,096
          2002                          727
          Thereafter                  1,731
                                 -----------
                                 $    8,144
                                 ===========

Rent expense under these leases for 1997, 1996 and 1995 was $1,690, $1,346, and $692, respectively.

The Company has certain usage fee or sub-lease arrangements for computer desktop equipment with IE. At December 31, 1997, the Company's future minimum lease payments under these agreements are as follows:

          1998                   $      688
          1999                          688
          2000                          281
          2001                           31
                                 -----------
                                 $    1,688
                                 ===========

Rent expense under these agreements for 1997, 1996 and 1995 was $9,924, $11,407 and $6,465, respectively.


Note 8.   Income Taxes

Income tax expense (benefit) for the years ended December 31 consists of the following:

                              1997         1996         1995
                            --------     --------     --------
 Current:
   Federal                   $4,165       $1,219       $2,032
   State                      1,035          303          505
                            --------     --------     --------
                              5,200        1,522        2,537

 Deferred:
   Federal                      173          767         (223)
   State                         44          190          (55)
                            --------     --------     --------
                                217          957         (278)
                            --------     --------     --------
                             $5,417       $2,479       $2,259
                            ========     ========     ========

A reconciliation of the Federal statutory income tax rate to the effective income tax rate is as follows:

                                    1997       1996       1995
                                   ------     ------     ------
Statutory U.S. federal tax rate    $3,635     $1,584     $1,638
Amortization of intangible asset      495        508        313
State and local income tax, net
   of federal benefit                 701        320        292
Goodwill write-off related
   to Transaction (Note 6)            518          -          -
Other, net                             68         67         16
                                   ------     ------     ------
                                   $5,417     $2,479     $2,259
                                   ======     ======     ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at December 31, 1997 and 1996 are presented below:

                                               1997      1996
                                              ------    ------
Deferred Tax Asset:
   Allowance for trade accounts receivable    $  464    $  431
   Depreciation                                  589       549
   Accrued expenses                              504       252
   Deferred income                                 -       542
                                              ------    ------
                                              $1,557    $1,774
                                              ======    ======

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


Note 9.   Supplemental Cash Flow Information

The Company's non-cash investing and financing activities for the years ended December 31 were as follows:

                                       1997     1996     1995
                                      -------  -------  -------
 Details of Investing Activities:
   Allocation of intangible asset     $    -   $    -   $22,819
                                      =======  =======  =======
 Details of Financing Activities:
   Contribution of shareholder's
      net investment (Note 1)         $    -   $5,130   $     -
                                      =======  =======  =======
   Issuance of detachable warrants    $  437   $    -   $     -
                                      =======  =======  =======

As a result of the Company participating in IE's central cash management system, through December 31, 1996, the Company made no cash payments for interest and income taxes during 1995 and 1996. In 1997, the Company made cash payments for interest and income taxes of $132 and $276, respectively.


Note 10.      Preferred Stock

The Company has the authority to issue up to 10,000,000 shares of Preferred Stock in one or more series and to fix and determine the relative voting rights, preferences and limitations of each class or series so authorized without any further vote or action by the shareholders. The Board of Directors may issue Preferred Stock with voting rights and conversion rights which could adversely affect the voting power of the holders of the Company's Common Stock and have the effect of delaying or preventing a change in the control of the Company. As of December 31, 1997, no shares of Preferred Stock are outstanding and the Company has no current intention to issue any shares of Preferred Stock.


Note 11.      Significant Customer

Sales to one customer accounted for approximately 6%, 14% and 15% of the Company's revenue for 1997, 1996 and 1995, respectively. The contract with this customer was sold on July 18, 1997 (See Note 3).


Note 12.     Employee Benefit Plans

The Company maintains a 401(k) tax deferred savings plan (the Plan) permitting eligible employees to defer a portion of their total compensation through contributions to the Plan. The Company matches $0.50 for each dollar contributed by participants subject to certain limitations. The Company's contributions under the Plan for 1997, 1996 and 1995 were $497, $549 and $172, respectively.

In June 1996, the Company adopted the 1996 Long-Term Incentive Plan (the
Plan) permitting the grant of any or all of the following types of awards (Awards): (i) stock options, including non-qualified and incentive stock options (NQSOs and ISOs); (ii) stock appreciation rights; (iii) restricted stock; (iv) long-term performance awards; (v) performance shares; and (vi) performance units to employees and directors of the Company and IE. A total of 3,000,000 shares of the Company's Common Stock have been reserved for issuance pursuant to the exercise of stock options under the Plan. This Plan is intended to provide an incentive for employees and directors to maximize their efforts and enhance the success of the Company. Options will generally be granted by the Company's Compensation and Benefits Committee of the Board of Directors at option prices equivalent to or greater than the fair market value of the underlying Common Stock on the date of grant. The options vest evenly over four years and expire ten years after the date of grant, subject to earlier termination and other provisions relating to the cessation of employment.

SFAS No. 123, Accounting for Stock-Based Compensation, requires that companies with stock-based compensation plans either recognize compensation expense based on new fair value accounting methods or continue to apply the existing rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. As provided for by this statement, the Company will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, relating to its stock-based compensation plan. Accordingly, no compensation cost has been recognized in the accompanying Consolidated Statements of Income.

Transactions with respect to stock options during 1997 and 1996 are as follows:

                                                                        Weighted
                                          Number of   Option Price    Average Price
                                           Shares    Range per Share    Per Share
                                          ---------  ---------------  -------------
Balance outstanding - December 31, 1995          -                -             -
                                          ---------  ---------------  -------------

  Granted                                     2,584   $9.35 - $15.00        $11.73
                                          ---------  ---------------  -------------
Balance outstanding - December 31, 1996       2,584   $9.35 - $15.00        $11.73
                                          ---------  ---------------  -------------

  Granted                                     1,628   $6.81 - $15.375       $ 7.87
  Excercised                                     (6)      $15.00            $15.00
  Cancelled                                  (1,739)  $6.81 - $15.00        $11.46
                                           ---------  ---------------  -------------
Balance outstanding - December 31, 1997       2,467   $6.81 - $15.375       $ 9.31
                                           ---------  ---------------  -------------

Effective July 9, 1997, the Company offered all option holders with options granted on the IPO date with an exercise price of $15.00 per share, other than directors of the Company or IE, the right to exchange such options for new options to purchase 60% of the number of their IPO options with an exercise price of $7.50 per share, the closing price of the Common Stock on July 9, 1997. The IPO options of all option holders who accepted the exchange offer were cancelled (approximately 508 options) concurrently with the grant of new options to such holders.

As of December 31, 1997, there were 259 options exercisable under the Plan at exercise prices ranging from $9.35 to $15.00 per share. The weighted average exercise price for these options is $11.24 per share and the weighted average remaining life is 8.75 years. There were no options excercisable under the Plan as of December 31, 1996.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: dividend yield of 0% and 0%; expected volatility of 72% and 45%; risk-free interest rate of 6.2% and 6.2%; and expected life of 2.4 and 2.6 years, respectively.

Pro forma results of operations of the Company for 1997 and 1996, assuming SFAS No. 123 had been applied, is as follows:

                                                1997         1996
                                              --------     --------
As Reported                                   $ 4,970       $2,046
                                              ========     ========
Net income                                    $   921       $1,481
                                              ========     ========
Basic earnings per common share               $  0.06       $ 0.11
Diluted earnings per common share             $  0.05       $ 0.10


Note 13.  Earnings per Common Share

                                                   Net                    Per
                                                 Income       Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
1997
  Basic earnings per share:
   Net income available to common shareholders  $4,970       16,658       $0.30

  Effect of dilutive securities stock options   $    -          402       $0.01
  Effect of dilutive detachable warrants        $    -          111       $   -
                                               ----------- ------------- ------
                                                $    -          513       $0.01
                                               ----------- ------------- ------

  Diluted earnings per share:
   Net income available to common shareholders
   and assummed conversions                     $4,970       17,171       $0.29
                                               ===========  ============ ======

1996
  Basic earnings per share:
   Net income available to common shareholders  $2,046       14,009       $0.15

  Effect of dilutive securities stock options   $    -          439       $0.01
                                               ----------- ------------- ------

  Diluted earnings per share:
   Net income available to common shareholders
   and assummed conversions                     $2,046       14,448       $0.14
                                               ===========  ============ ======


Note 14.  Related Party Transactions

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

The "Due to Parent" balance of $4,235 at December 31, 1997 represents the net payable to IE for the services provided by IE to XLConnect under the Services, Space Sharing and Tax Allocation Agreements described below as well as amounts received by XLConnect from shared customers of IE and XLConnect for product sold by IE. These amounts have been paid in full subsequent to December 31, 1997.

Services Agreement

The Company and IE entered into an Amended and Restated Services Agreement (Services Agreement) pursuant to which IE will continue, on an interim basis, to provide the Company, upon the Company's request, various services, including insurance coverage, employee benefit plan coverage, human resources, administration and tax management services, that IE has historically provided to the Company. The Company will pay the direct costs of services provided by IE; to the extent that the direct costs of services provided by IE cannot be separately measured, the Company will pay its allocable portion of the total cost to IE for any such services, determined in accordance with described methodologies, using such objective factors as are available to IE and the Company. In addition, effective July 1, 1997, the Company assumed for IE and its subsidiaries certain management responsibilities as a result of IE's restructuring in which it sold its direct computer product business and the majority of its direct computer product business. IE has agreed to pay the Company a fee of $225 per month for such services. The Services Agreement will automatically terminate on
(i) the occurrence of a pro rata distribution to IE's shareholders of its remaining shares by means of a tax-free or taxable transaction (the Distribution) or (ii) such time that IE no longer owns a majority of the outstanding shares of Common Stock. In addition, the Services Agreement may also be terminable by either party on 90 days' prior written notice. Under the Services Agreement, IE and the Company each have the option to make advances from time to time to the other upon request. In the case of the Company, such advances would be made as directed or within specific parameters prescribed by its Board of Directors. Upon termination of the Services Agreement, all outstanding advances and accrued but unpaid interest will become due and payable.

In addition, the Services Agreement provides that IE will permit employees of the Company to continue to participate in the benefit plans and programs sponsored by IE until the termination of the Services Agreement.

The Services Agreement also recognizes that IE's remaining direct sales force may continue to provide to the Company sales leads and referrals. The Services Agreement provides that the Company shall continue to compensate IE at least through December 31, 1997 for such leads and referrals that result in revenues to the Company in a manner consistent with and substantially similar to the current practices between the companies. The Company is continuing this practice subsequent to December 31, 1997.

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

Indemnification Agreement

The Company and IE have also entered into an Indemnification Agreement which, among other things and subject to limited exceptions, the Company is required to indemnify IE and its directors, officers, employees, agents and representatives for all liabilities relating to the Company's business and operations and for all liabilities arising out of or based upon alleged misrepresentations in or omissions from the Registration Statement with respect to the IPO. The Indemnification Agreement also provides that each party thereto (the Obligor Party) (i) will use reasonable efforts to obtain the release of the other party thereto (Guarantor Party) from its obligations under or in respect of all material guarantees, surety and performance bonds, letters of credit and other arrangements guaranteeing or securing any liability or obligation of the Obligor Party (except with respect to the Company's guarantee obligations with respect to the Sub-facility and IE's guarantee obligations with respect to the XLC Credit Facility that replaces the Sub-facility), (ii) will indemnify the Guarantor Party for any liabilities incurred under such guarantees, bonds, letters of credit and other arrangements, and (iii) will reimburse the Guarantor Party for its direct costs (or, in certain circumstances, the Obligor Party's pro rata share of such direct costs) of maintaining such guarantees, bonds, letters of credit and other arrangements pending the release of the Guarantor Party thereunder.

Stock Registration and Option Agreement

Pursuant to the terms of the Stock Registration and Option Agreement with IE, the Company has provided IE with certain registration rights, including demand registration rights and certain "piggy-back" registration rights, with respect to common stock owned by IE after the IPO.

The Company is obligated to pay all expenses incidental to such registration, excluding underwriters' discounts and commissions and certain legal fees and expenses. This agreement also grants to IE until the earlier to occur of (i) the completion of a distribution by IE to its shareholders of the shares of Common Stock of the Company held by IE (the Distribution) or (ii) the sale by IE of such number of shares of Common Stock that IE is no longer eligible to make the Distribution tax free or to include the Company in IE's consolidated Federal income tax return, a continuous, cumulative option exercisable only upon the original issuance of shares by the Company, to purchase from the Company at then-current market prices such number of shares of Common Stock as necessary for IE to continue to own at least 80% of the outstanding share of Common Stock. The option may only be exercised upon the original issuance of shares by the Company. In the event that any shares of Common Stock are issued prior to the Distribution upon the exercise of any option granted under the Company's 1996 Long-Term Incentive Plan and such issuance would otherwise prevent IE from continuing to include the Company in IE's consolidated Federal income tax return or effecting the Distribution on a tax-free basis, the option described in the immediately preceding sentence will automatically be deemed to have been exercised in respect of a number of shares of Common Stock equal to four times the number of shares of Common Stock issued upon the exercise of the option granted under the 1996 Long-Term Incentive Plan unless IE shall have earlier terminated such automatic exercise feature.

Existing Telecommunications Services Agreement

Pursuant to the terms of a services agreement between IE and the Company dated as of January 1, 1996, IE has agreed to purchase from the Company all of the telecommunications services required by IE. The services provided by the Company under the services agreement include the transmission of voice, data, video and other information as well as enhanced telecommunication services such as frame relay and asynchronous transfer mode transmission services. The services provided by the Company also include capacity planning, call accounting, network design and similar services. Total revenues received from IE were $2,374 and $3,634 for the years ended December 31, 1997 and 1996, respectively. The services agreement requires IE to purchase sufficient telecommunications services to permit the Company to meet the minimum volume requirements imposed by the Company's agreement with MCI, which expired on December 31, 1997. The Company met its volume requirements with MCI in 1996 and 1997. The services agreement has a term of five years and will renew automatically for six successive two-year periods, unless terminated earlier in accordance with its terms. IE may terminate the services agreement at the conclusion of any such term if it provides the Company with at least 90 days' notice prior to the expiration of such term that it has received a bona fide offer to provide telecommunication services that in quantity, quality and duration are equal to or better than the services then being provided to IE by the Company at a price of 5% or more below the price the Company charges for such services and the Company does not match the offer.


Note 15.     Contingencies

The Company continuously evaluates contingencies based upon the best available evidence. Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable.


Note 16.  Subsequent Event (Unaudited)

On March 4, 1998, IE and the Company entered into an Agreement and Plan of Merger with Xerox whereby Xerox will acquire all of the outstanding shares of capital stock of IE in exchange for $7.60 per share and all of the outstanding shares of capital stock of the Company not owned by IE in exchange for $20.00 per share through the merger of acquisition subsidiaries of Xerox with and into each of IE and the Company (together, the Mergers). The closing of the Mergers is subject to shareholder approval and other customary terms and conditions. There can be no assurance that the Mergers will be completed. After the closing of the Mergers, currently anticipated to occur not later than June 30, 1998, the Company will be an indirect wholly-owned subsidiary of Xerox.

                         EXHIBIT INDEX




      Exhibit No.      Description
      -----------      -----------

       2.4 Agreement and Plan or Merger dated as of March 4, 1998 among Xerox Corporation, TDC Subsidiary Corporation, TDC Two Subsidiary Corporation, Intelligent Electronics, Inc. and XLConnect Solutions, Inc.

       2.5 Second Amendment to Asset Purchase Agreement between GE Capital Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of February 6, 1998

      23.1            Independent Auditors' Consent

      27.1            Financial Data Schedule



                                                            EXHIBIT 23.1



                      Independent Auditors' Consent
                      -----------------------------



The Board of Directors
XLConnect Solutions, Inc.:

We consent to the incorporation by reference in the registration statement (No. 333-14899) on Form S-8 of XLConnect Solutions, Inc. of our report dated February 6, 1998 relating to the consolidated balance sheets of XLConnect Solutions, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of XLConnect Solutions, Inc.



KPMG Peat Marwick LLP




Cincinnati, Ohio
March 30, 1998