Form 10-Q
period 1998-03-31
XLCONNECT SOLUTIONS INC
filed 1998-05-15
CIK 1018525

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED   March 31, 1998  .

	OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM ________ TO ________.


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

                              Yes _X_      No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,684,100 shares of Common Stock, par value $0.01 per share were outstanding on May 15, 1998.

                  XLConnect Solutions, Inc. and Subsidiary


                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


         Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997                                              3


         Consolidated Statements of Income for the Three
           Months Ended March 31, 1998 and 1997                               4

         Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1998 and 1997                               5


         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports Filed on Form 8-K                              12


SIGNATURES                                                                   14

                      Part I.  Financial Information
                     Item 1.  Consolidated Statements

                 XLConnect Solutions, Inc. and Subsidiary
                       Consolidated Balance Sheets
                 (In thousands, except share-related data)

                                                              March 31,   December 31,
                                                                 1998         1997
                                                             ------------ ------------
                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 21,274     $ 17,232
  Trade accounts receivable, less allowance of $1,363 at
    March 31, 1998 and $1,154 at December 31, 1997               31,986       27,607
  Deferred tax asset                                              1,013          967
  Prepayments and other current assets                              948        1,143
                                                             ------------ ------------
      Total current assets                                       55,221       46,949

Property and equipment, net of accumulated depreciation           8,822        7,497
Intangible asset, net of accumulated amortization                23,769       24,111
Other long-term assets                                            1,543        1,363
                                                             ------------ ------------
Total assets                                                   $ 89,355     $ 79,920
                                                             ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  2,177     $  3,006
  Accrued expenses                                                7,605        7,583
  State income taxes                                              1,082          841
  Deferred income and other                                       1,134        1,090
  Due to Parent                                                   7,349        4,235
                                                             ------------ ------------
      Total current liabilities                                  19,347       16,755
                                                             ------------ ------------

Long-term liabilities:
  Long-term debt                                                 10,243        5,139
                                                             ------------ ------------
      Total liabilities                                          29,590       21,894
                                                             ------------ ------------

Commitments and contingencies ( Notes 4, 5 and 7)

Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
     no shares issued and outstanding as of March 31, 1998
    and December 31, 1997                                             -            -
  Common stock, $.01 par value, 100,000,000 shares authorized;
    16,684,100 and 16,683,125 shares issued and outstanding as
    of March 31, 1998 and December 31, 1997                         166          166
  Additional paid-in capital                                     51,299       50,844
  Retained earnings                                               8,300        7,016
                                                             ------------ ------------
      Total shareholders' equity                                 59,765       58,026
                                                             ------------ ------------
Total liabilities and shareholders' equity                     $ 89,355     $ 79,920
                                                             ============ ============

      See accompanying notes to unaudited Consolidated Financial Statements
PAGE

                    XLConnect Solutions, Inc. and Subsidiary
                       Consolidated Statements of Income
                     (In thousands, except per share data)
                                  (unaudited)


                                               Three Months Ended
                                                    March 31,
                                                 1998       1997
                                               --------   --------
Revenues                                       $33,366    $33,075
Cost of revenues                                21,292     23,074
                                               --------   --------
Gross profit                                    12,074     10,001

Operating expenses:
  Selling and marketing                          4,123      2,858
  General and administrative                     4,625      4,603
  Depreciation and amortization                  1,069      1,027
                                               --------   --------
                                                 9,817      8,488
                                               --------   --------
Income from operations                           2,257      1,513

Other income (expense), net:
  Interest                                         163         25
  Other                                            (16)         -
                                               --------   --------
                                                   147         25
                                               --------   --------
Income before income taxes                       2,404      1,538

Provision for income taxes                       1,120        771
                                               --------   --------
Net income                                     $ 1,284    $   767
                                               ========   ========

Basic earnings per share                       $  0.08    $  0.05

Diluted earnings per share                     $  0.07    $  0.05


    See accompanying notes to unaudited Consolidated Financial Statements

PAGE

                    XLConnect Solutions, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)


                                                                 Three Months Ended
                                                                      March 31,
                                                                -------------------
                                                                  1998       1997
                                                                --------   --------
Cash flows from operating activities:
   Net income                                                   $ 1,284    $   767
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                              1,069      1,027
       Gain on disposal of property and equipment                    (5)         -
       Provision for allowance on trade accounts receivable         181         84
       Amortization of debt discount                                 43          -
       Deferred income taxes                                        (91)       (56)
       Changes in assets and liabilities:
         Trade accounts receivable                               (4,560)    (5,838)
         Prepayments and other current assets                       195        195
         Other long-term assets                                    (135)      (376)
         Due to parent                                            3,114     (1,043)
         Accounts payable                                          (829)      (501)
         Accrued expenses                                           263      3,348
         Deferred income and other                                   44       (190)
                                                                --------   --------
 Net cash provided by (used in) operating activities                573     (2,583)
                                                                --------   --------

Cash flows from investing activities:
   Purchases of property and equipment                           (2,047)      (242)
                                                                --------   --------
 Net cash used in investing activities                           (2,047)      (242)
                                                                --------   --------

 Cash flows from financing activities:
   Borrowings of long-term debt                                   5,500        877
   Proceeds from exercise of stock options                           16          -
   Payment of initial public offering costs                           -        (74)
                                                                --------   --------
 Net cash provided by financing activities                        5,516        803
                                                                --------   --------

 Net change in cash and cash equivalents                          4,042     (2,022)

   Cash and cash equivalents-beginning of period                 17,232      3,467
                                                                --------   --------
   Cash and cash equivalents-end of period                      $21,274    $ 1,445
                                                                ========   ========

     See accompanying notes to unaudited Consolidated Financial Statements

PAGE

                    XLConnect Solutions, Inc. and Subsidiary
                  Notes to Consolidated Financial Statements
                 (Dollars in thousands, except per share data)
                                 (unaudited)


Note 1.  Basis of Presentation

The accompanying Consolidated Financial Statements include the accounts of XLConnect Solutions, Inc. ("the Company" or "XLConnect") and its wholly-owned subsidiary. All material transactions between entities included in these financial statements have been eliminated.

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

This information is unaudited but, in the opinion of management, reflects all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position and operating results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The Company's operations are subject to certain risks and uncertainties including, among others, actual or prospective competition by entities with greater financial resources, experience and market presence than the Company, risks associated with growth, and risks associated with technology and regulatory matters.


Note 2.  Merger Transaction

On March 4, 1998, Intelligent Electronics, Inc. ("IE"), the Company's 80% shareholder, and the Company entered into an Agreement and Plan of Merger with Xerox Corporation ("Xerox") whereby Xerox will acquire all of the outstanding shares of capital stock of IE in exchange for $7.60 per share and all of the outstanding shares of capital stock of the Company not owned by IE in exchange for $20.00 per share through the merger of acquisition subsidiaries of Xerox with and into each of IE and the Company (together, the "Mergers"). The closing of the Mergers is subject to shareholder approval and other customary terms and conditions. There can be no assurance that the Mergers will be completed. After the closing of the Mergers, currently anticipated to occur on May 20, 1998, the Company will be an indirect wholly-owned subsidiary of Xerox.


Note 3.  Revenue and Cost Recognition

Revenues from internetworking and applications development service contracts are primarily recognized as services are provided to the client and billed on a time and materials basis, and to a lesser extent, are recognized on the percentage-of-completion basis for fixed price contracts. Costs are recognized as incurred. Revenues associated with managed service contracts are recorded ratably over the service period of the contract while costs are also recognized as incurred. Revenues and costs from telecommunications services are recognized on the basis of client usage or pursuant to a fixed rate. During 1997, the Company transitioned its telecommunication services to a sales agent model in which revenues are recognized at time of sale. Revenues from proprietary software license agreements are recognized upon delivery of the license, provided there are no significant performance obligations remaining. Funds received through IE from vendors for training, capital expenditures and marketing programs are accounted for either as revenues or as a reduction of cost of revenues, capitalized costs or selling and marketing expenses according to the nature of the program when earned. The Company received allocations of IE's total vendor funding related to the businesses of the Company in the amounts of $315 for both the three months ended March 31, 1998 and 1997. Effective July 1, 1997, the Company began recognizing a fee of $225 per month from IE for managing its operations (see Note 5).

PAGE

                    XLConnect Solutions, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements
                  (Dollars in thousands, except per share data)
                                   (unaudited)


Note 4.  Debt and Lease Obligations

As of March 26, 1997 the Company and IBM Credit Corporation ("IBMCC") entered into a credit agreement providing the Company with a Credit Facility in the amount of $25,000, subject to a collateral-based formula, which is secured by all of the assets of the Company and its subsidiary (the XLC Credit
Facility). Interest is payable at LIBOR plus 1.5% decreasing to 1.2%, depending upon the amount of outstanding borrowings. No amounts were outstand-ing under the XLC Credit Facility as of March 31, 1998. Various customary restrictive covenants must be observed. Concurrent with establishing the XLC Credit Facility, the Company and IE have amended their Intercompany Debt Agreement whereby IE will reimburse the Company for the difference between LIBOR plus 0.75% and the interest rate paid by the Company to IBMCC and for other direct expenses that the Company would not have been required to incur if it had entered into an unsecured credit facility. On February 28, 1997, the Company entered into a transaction with a third party whereby the third party agreed to provide an unsecured loan of up to $11,000 (the Loan) to be used for specific business purposes. The Company borrowed $5,500 available under the first traunch during 1997 and borrowed the remaining amount on March 2, 1998. Interest is payable at an initial annual rate of 4% for the first two years and adjusts to 5% and then 6% for the remaining term.
Principal payments of $750 will be made quarterly beginning in August 1999 with a final payment of $1,250 due on August 28, 2002. In connection with the Loan, the Company issued to the third party a warrant to purchase up to 325,000 shares of its Common Stock, which became exercisable on February 28, 1998 at a per share exercise price of $6.65 and expires on February 27, 2007. The third party has agreed not to exercise the warrant prior to the earlier of the closing of the Mergers or June 30, 1998. The Company assigned a value of $874 to the warrant using an option pricing model and recorded the amount as a discount on the Loan and additional paid-in capital. After considering the effect of the additional interest associated with the issuance of the warrant and the resultant discounting of the Loan, the effective interest rate is 7.5%. $43 of the discount was amortized during the three months ended March 31, 1998 and reflected in other income and expense.


Note 5.  Related Party Transactions

The Company and IE have entered into a number of agreements for the purpose of defining certain relationships between them. As a result of IE's approximate 80% ownership interest in the Company, the terms of such agreements were not, and the terms of any future amendments to those agreements may not be, the result of arms-length negotiation. These agreements include the Services Agreement, the Space Sharing Agreement, the Tax Allocation Agreement, the Indemnification Agreement, the Amended and Restated Intercompany Debt Agreement, an agreement providing for mutual indemnities arising from the sale by IE of the majority of its direct computer product business to GE Capital Information Technology Solutions, Inc., the Stock Registration and Option Agreement and the Service Agreement for telecommunication services. Summaries of these agreements are set forth in the Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and are hereby incorporated by reference herein. These summaries are qualified in all material respects by the terms and conditions of the agreements.

The "Due to Parent" balance of $7,349 at March 31, 1998 represents the net payable to IE for the services provided by IE to XLConnect under the Services, Space Sharing and Tax Allocation Agreements as well as amounts received by XLConnect from shared customers of IE and XLConnect for product sold by IE. These amounts have been paid in full subsequent to March 31, 1998.

PAGE

                     XLConnect Solutions, Inc. and Subsidiary
                    Notes to Consolidated Financial Statements
                   (Dollars in thousands, except per share data)
                                    (unaudited)


Note 6.  Supplemental Cash Flow Information

Non-cash financing activities of $437 for the three months ended March 31, 1998 related to the discounting of the second traunch of the Loan as a result of issuing detachable warrants (see Note 4). The Company made cash payments for interest of $56 for the three months ended March 31, 1998; no payments were made during the three months ended March 31, 1997. No income tax payments were made during the three months ended March 31, 1998 and 1997.


Note 7.  Contingencies

The Company continuously evaluates contingencies based upon the best available evidence. Management believes that allowances for loss have been provided to the extent necessary and that its assessment of contingencies is reasonable.


PAGE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997.

The following table sets forth the components of revenues of the Company for the periods presented:

                                                    Three Months
                                                    Ended March 31,
                                        --------------------------------------
                                               1998                 1997
                                        --------------------------------------
                                                % of                 % of
                                         Amount  Revenue      Amount  Revenue
                                        -----------------    -----------------
Revenues:
Internetworking                         $ 11,142   33.4 %    $ 10,186   30.8 %
Applications development                   5,937   17.8         5,388   16.3
Managed services                          14,657   43.9        12,215   36.9
Telecommunications and
    other fees                             1,630    4.9         5,286   16.0
                                        -----------------    -----------------
Total Revenues                          $ 33,366  100.0 %    $ 33,075  100.0 %
                                        =================    =================
_________________

Revenues.   Revenues increased 0.9% for the quarter ended March 31, 1998 to
$33.4 million from $33.1 million for the quarter ended March 31, 1997. The increase was attributable to growth in the Company's core service areas combined with fees received from IE of $675,000 for management responsibilities assumed by the Company in connection with the completion of IE's restructuring resulting from the sale of its indirect computer product business and the majority of its direct computer product business in July 1997. Offsetting these increases were the sale of specified managed service contracts which included the Company's largest account, General Electric Aircraft Engines, and the decrease in telecommunications services sold to IE as a result of its dispositions. Pro forma revenues, assuming the Company had sold the managed service contracts and IE had disposed of its indirect computer product business and the majority of its direct computer product business as of January 1, 1997, increased 17.1% for the quarter ended March 31, 1998 to $33.4 million from $28.5 million for the quarter ended March 31, 1997.

Cost of Revenues.    Cost of revenues decreased 7.7% for the quarter ended
March 31, 1998 to $21.3 million from $23.1 million for the quarter ended March 31, 1997. Cost of revenues as a percentage of revenues decreased to 63.8% for the quarter ended March 31, 1998 from 69.8% for the quarter ended March 31, 1997. This improvement is primarily due to the sale of the specified managed service contracts, which were lower margin, and improved utilization of technical personnel.

Selling and Marketing. Selling and marketing expenses increased 44.3% for the quarter ended March 31, 1998 to $4.1 million from $2.9 million for the quarter ended March 31, 1997 and increased as a percentage of revenues to 12.4% for the quarter ended March 31, 1998 from 8.6% for the quarter ended March 31, 1997. The increase resulted from the continued development of the Company's direct sales force.

General and Administrative. General and administrative expenses remained relatively constant at $4.6 million for the quarters ended March 31, 1998 and 1997, and remained at 13.9% as a percentage of revenues for the quarters ended March 31, 1998 and 1997.

Depreciation and Amortization. Depreciation and amortization increased 4.1% for the quarter ended March 31, 1998 to $1.1 million from $1.0 million for the quarter ended March 31, 1997 and increased as a percentage of revenues to 3.2% for the quarter ended March 31, 1998 from 3.1% for the quarter ended March 31, 1997. The increase was due to more capital additions being made than assets becoming fully depreciated during the quarter ended March 31, 1998, partially offset by the lower amortization due to the write-off of goodwill specifically associated with the sale of the specified managed service contracts in July 1997.

Income from Operations. Income from operations increased 49.2% for the quarter ended March 31, 1998 to $2.3 million from $1.5 million for the quarter ended March 31, 1997 and increased as a percentage of revenues to 6.8% for the quarter ended March 31, 1998 from 4.6% for the quarter ended March 31, 1997 due to the increase in gross margin percentage and for the reasons stated above.

Other Income, Net. The Company recognized other income of $147,000 for the quarter ended March 31, 1998 in contrast to other income of $25,000 for the quarter ended March 31, 1997. The increase in other income is due to investing the proceeds from the third party loan in short-term securities which generated interest income.

Provision for Income Taxes. Provision for income taxes increased 45.3% for the quarter ended March 31, 1998 to $1.1 million from $771,000 for the quarter ended March 31, 1997. The effective income tax rate decreased to 46.6% for the quarter ended March 31, 1998 from 50.1% for the quarter ended March 31, 1997. The increase in income taxes and the decrease in the effective tax rate is a result of greater income before taxes which exceeded the effects of the write-off of non-deductible goodwill associated with the sale of the specified managed service contracts.

Quarterly Results and Seasonality

The Company's quarterly results may vary depending upon a number of factors, including, among others, the following: changes in the levels of revenues derived from internetworking, applications development, managed services and telecommunication fees and other services; the size and timing of significant projects; changes in the mix of employee and subcontractor technicians; the number of business days in a period and the closing of client facilities for holidays and other reasons; cost overruns on fixed-price contracts; the potential for increased expenditures and the loss of sales generation activity resulting from the sale of the majority of the direct computer sales business of IE with which XLConnect shared facilities and related expenses, employee benefits, insurance policies and other services and has relied on significantly for sales leads; the timing of new service offerings by the Company or its competitors; new branch office openings by the Company; the loss of senior management or key technical personnel; changes in pricing policies by the Company or its competitors; market acceptance of new and enhanced services offered by the Company or its competitors; changes in operating expenses; the availability of qualified technical personnel; disruptions in sources of supply of computer, telecommunications and related products and services; the effect of acquisitions; and industry and general economic factors. In addition, the Company believes that its business is subject to some seasonality, and that weaker sales may be experienced during the fourth and first quarters due to fewer business days and by some clients' decisions at year end to postpone large internetworking and applications development projects until the following year when capital budgets are renewed.

Effects of Inflation

The Company believes it has not been adversely affected by inflation during the past year.

Liquidity and Capital Resources

The Company's operating activities provided cash of $573,000 for the quarter ended March 31, 1998 primarily as a result of the Company not paying IE for services provided by IE under the Services, Space Sharing and Tax Allocation Agreements, and not transmitting cash to IE that the Company had received from shared customers of IE and XLConnect for products sold by IE, until after the close of the period. Offsetting this increase was an increase in working capital, primarily accounts receivable resulting from the growth in revenues. The Company believes that it may use cash from operations through the end of the year because of continued revenue growth in the Company's business and the associated use of working capital in connection with this growth.

The Company's investing activities used cash of $2.0 million for the three months ended March 31, 1998 for capital expenditures necessary to support the continued growth of technical service and administrative personnel.

The Company's financing activities provided cash of $5.5 million for the three months ended March 31, 1998 resulting from borrowings under the Loan provided by a third party.

During 1998, the Company anticipates making approximately $6.5 million in capital expenditures, expected to be funded from operations, cash balances and available external financing sources. These expenditures are expected to include additional purchases of computers to support the technical staff. The Company has no current plans for any additional material capital expenditures through December 31, 1998.

The Company believes that its cash flows from operations, cash balances, funds available from the XLC Credit Facility and the use of operating or capital leases, will be sufficient to satisfy its working capital needs and planned growth through the end of the year.


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


PAGE

                          Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)   Exhibits

      2.1   --   Asset Purchase Agreement between GE Capital Information
                 Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 1, 1997 (7)

      2.2   --   First Amendment to Asset Purchase Agreement between GE Capital
                 Information Technology Solutions Acquisition Corp. and IE and certain of its subsidiaries dated as of July 18, 1997 (7)

      2.3   --   Agreement between the Company, IE and certain of its
                 subsidiaries dated as of July 18, 1997 relating to allocation of purchase price and indemnities (7)

      2.4   --   Agreement and Plan of Merger dated as of March 4, 1998 among
                 Xerox Corporation, TDC Subsidiary Corporation, TDC Two
                 Subsidiary Corporation, Intelligent Electronics, Inc., and
                 XLConnect Solutions, Inc. (10)

      2.5   --   Second Amendment to Asset Purchase Agreement between GE
                 Capital Information Technology Solutions Acquisition Corp. and
                 IE and certain of its subsidiaries dated as of February 6, 1998 (10)

      3.1   --   Articles of Incorporation of the Company, as amended (2)

      3.2   --   By-Laws of the Company (1)

      4.1   --   Specimen Stock Certificate (4)

     10.1   --   Contribution Agreement between IE, TFN, the Future Now, Inc.
                 of Arkansas and the Company dated as of May 31, 1996 (2)

     10.2   --   1996 Long-Term Incentive Plan (including form of option
                 agreement) (2)

     10.3  --   Amended and Restated Services Agreement between the Company, IE and XLSource, Inc. dated as of September 30, 1997 (9)

    10.4   --   Space Sharing Agreement between the Company, IE and TFN, with respect to the Company's principal executive offices and branch offices dated as of May 31, 1996 (5)

     10.5  --   Tax Allocation Agreement between the Company, IE and IE's other subsidiaries effective as of January 29, 1995 (5)

     10.6  --   Stock Registration and Option Agreement between the Company, IE and The Future Now, Inc. of Arkansas dated as of May 31, 1996, and Amendment No. 1 thereto dated as of February 28, 1997 (9)

     10.7  --   Indemnification Agreement between the Company and IE dated as of
                October 22, 1996 (5)

     10.8  --   Offer Letters for Executive Officers of the Company (2)

     10.9  --   Amended Credit Agreement between IBMCC and IE and the Company
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

_____________________

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

     (7) Incorporated by reference herein from the Company's Current Report on Form 8-K filed on August 1, 1997.

     (8) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q filed on August 14, 1997.

     (9) Incorporated by reference herein from the Company's Quarterly Report on Form 10-Q/A filed on February 6, 1998.

    (10) Incorporated by reference herein from the Company's Annual Report on Form 10-K filed on March 31, 1998.

(b)  Reports filed on Form 8-K.

     A report on Form 8-K was filed with the Securities and Exchange Commission on March 11, 1998 to report the execution of the Agreement and Plan of Merger with Xerox Corporation.


PAGE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      XLConnect Solutions, Inc.


                                      /s/ Timothy W. Wallace
                                      -----------------------------
                                      Timothy W. Wallace
                                      President and
                                      Chief Operating Officer



                                      /s/ Stephanie D. Cohen
                                      -----------------------------
                                      Stephanie D. Cohen
                                      Executive Vice President,
                                      Chief Financial Officer and
                                      Chief Accounting Officer


Date: May 15, 1998